Form 10-Q
period 2012-03-31
Genufood Energy Enzymes Corp.
filed 2012-05-21
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-171784

GENUFOOD ENERGY ENZYMES CORP.

(Exact name of registrant as specified in its charter)

Nevada	68-0681158
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Allen Center 1200 Smith Street, Suite 1600 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 353-8834

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐     No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 18, 2012 the registrant had 386,787,472 shares of common stock outstanding.

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

ITEM 4.  CONTROL AND PROCEDURES

ITEM 4T.  CONTROL AND PROCEDURES.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS.

2

PART I - FINANCIAL INFORMATION

Genufood Energy Enzymes Corp.
(A Development Stage Company)

March 31, 2012

Index

Consolidated Balance Sheets (Unaudited)	F-1

Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)	F-2

Consolidated Statement of Stockholders’ Equity (Deficit)	F-3

Consolidated Statements of Cash Flows (Unaudited)	F-4

Notes to the Unaudited Consolidated Financial Statements	F-5

3

GENUFOOD ENERGY ENZYMES CORP
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2012	September 30, 2011
ASSETS
Current assets
Cash	$500,730	$543,764
Prepaid expenses	2,649	24,680
Inventory	2,681	2,681
Total current assets	506,060	571,125

Other assets
Security deposit asset	17,252	-
Computer equipment and software, net of accumulated depreciation	1,867	2,386
Trademarks, net of accumulated amortization	28,801	25,821

Total assets	$553,980	$599,332

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$4,102	$18,672
Accounts payable to related party	2,500	3,169
Accrued expenses	-	1,001
Customer deposit	60,600	60,600
Total current liabilities	67,202	83,442

Total liabilities	67,202	83,442

Stockholders' deficit
Common Stock, $0.001 par, 500,000,000 shares authorized, 383,308,472 shares issued and outstanding as of March 31, 2012 and September 30, 2011	383,308	383,308
Additional paid in capital	941,002	661,297
Contribution receivable	(179,705)	-
Deficit accumulated during development stage	(654,696)	(528,327)
Accumulated other comprehensive income	(3,131)	(388)
Total stockholders' deficit	486,778	515,890

Total liabilities and stockholders' deficit	$553,980	$599,332

The accompanying notes are an integral part of these condensed consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011	June 21, 2010 (Inception) through March 31, 2012
Revenue
Related party revenue	-	-	-	-	$ 120,558
Total revenue			-	-	120,558

Cost of goods sold
Product costs	-	-	-	-	66,966
Label costs	-	-	-	-	2,589
Total cost of goods sold			-	-	69,555

Gross margin	-	-	-	-	51,003
Expenses
Sales commission expenses	-	-	-	-	24,112
Compensation to distributors	-	-	-	-	274,705
Product label design	8,608	1,147	8,743	2,167	13,033
Advertising & business promotion	-	-	13	-	4,344
Website design	5,585	3,450	9,766	6,900	20,716
Bank service charge	670	690	1,276	1,361	4,024
Computer and internet expenses	-	-	-	-	151
Filing fees	2,702	1,698	3,812	1,698	9,806
License and permits	-	-	100	-	3,678
Meals and entertainment	79	-	79	65	978
Office supplies	352	65	354	-	1,048
Rent expense	2,865	438	6,471	1,314	13,893
Transfer agent fees	1,248	4,344	1,898	4,344	17,921
Travel expense	1,199	6,964	1,349	8,071	18,693
Professional fees	37,343	41,381	74,633	105,865	272,530
Postage & shipping	-	-	-	-	439
Telephone expense	1	-	1	-	766
Joint board meeting expenses	11,875	-	17,116	-	24,359
Depreciation expense	184	-	376	-	694
Amortization expense	541	-	1,006	-	1,006
Total operating expenses	73,252	60,177	126,993	131,785	706,896
Total operating loss	(73,252)	(60,177)	(126,993)	(131,785)	(655,893)
Other income
Interest income	274	67	575	85	1,148
Foreign Currency Exchange Gain/Loss	(1)	-	49	-	49
Net loss	(72,979)	(60,110)	(126,369)	(131,700)	(654,696)
Foreign currency translation adjustment	(2,379)	-	(2,743)	-	(3,131)
Comprehensive loss	(75,358)	(60,110)	(129,112)	(131,700)	(657,827)
Weighted average number of common shares outstanding-basic and diluted	383,308,472	229,232,385	383,308,472	258,445,835
Net loss per share-basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common stock	Additional paid in capital	Contribution Receivable	Deficit accumulated during the development stage		Foreign currency translation adjustment	Total
	Shares
Balance at June 21, 2010 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash	308,472	308	46,692	-	-	-	47,000
Common stock issued to founders for cash	58,000,000	58,000	-	-	-	-	58,000
Capital contribution by shareholders	-	-	4,500	-	-	-	4,500
Common stock issued for offering costs	150,000,000	150,000	(150,000)	-	-	-	-
Cash paid for offering costs	-	-	(100,000)	-	-	-	(100,000)
Cash owed for offering costs ($200,000 paid in cash and $50,000 converted into shares in fiscal 2011)	-	-	(250,000)	-	-	-	(250,000)
Net loss	-	-	-	-	(23,946)	-	(23,946)
Balance at September 30, 2010	208,308,472	$208,308	$(448,808)	$-	$(23,946)	$-	$(264,446)
Common stock issued for cash-	125,000,000	125,000	875,000	-	-	-	1,000,000
Capital contribution by shareholders	-	-	5,400	-	-	-	5,400
Cash paid for offering costs	-	-	(45,000)	-	-	-	(45,000)
Convertible accounts payable owed to related party converted into common shares	50,000,000	50,000	-	-	-	-	50,000
Foreign currency translation adjustment	-	-	-	-	-	(388)	(388)
Stock compensation to distributors	-	-	274,705	-	-	-	274,705
Net loss	-	-	-	-	(504,381)	-	(504,381)
Balance at September 30, 2011	383,308,472	$383,308	$661,297	$-	$(528,327)	$(388)	$515,890
Contribution receivable agreed to by shareholder			279,705	(279,705)	-	-	-
Cash collected on contribution receivable				100,000	-	-	100,000
Net loss	-	-	-	-	(126,369)	-	(126,369)
Foreign Currency translation adjustment	-	-	-	-	-	(2,743)	(2,743)
Balance at March 31, 2012	383,308,472	$383,308	$941,002	$(179,705)	$(654,696)	$(3,131)	$486,778

The accompanying notes are an integral part of these condensed consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP (Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011	From June 21, 2010 (Inception) through March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(126,369)	$(131,700)	$(654,696)
Adjustments to reconcile net loss to net cash:
Depreciation	376	-	696
Amortization - trademarks	1,006	-	1,006
Stock compensation to distributors	-	-	274,705
Change in operating assets and liabilities:
Prepaid expenses	22,031	(1,524)	(2,649)
Inventory	-	(68,749)	(2,681)
Other assets	(19,052)	-	(19,052)
Accounts payable	(14,570)	(2,686)	4,102
Accounts payable to related party	(669)	-	2,500
Accrued expenses	(935)	-	66
Convertible accounts payable to related party	-	(3,500)	-
Customer deposits	-	181,126	60,600
Net cash used in operating activities	(138,182)	(27,033)	(335,405)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment & software	-	(1,574)	(2,704)
Cash paid for trademark registration	(3,986)	(27,389)	(29,807)
Net cash used in investing activities	(3,986)	(28,963)	(32,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	-	70,000	1,047,000
Proceeds from sale of common shares to founders	-	400,000	58,000
Cash paid for offering costs	-	(221,150)	(345,000)
Capital contribution by shareholders	100,000	5,400	109,900
Advances to related party, net	-	(51,192)	-
Net cash provided by financing activities	100,000	203,058	869,900

Effect of exchange rate changes on cash and cash equivalents	(866)	-	(1,254)

NET INCREASE (DECREASE) IN CASH	(43,034)	147,062	500,730
CASH AT THE BEGINNING PERIOD	543,764	38,677	-
CASH AT THE END OF THE PERIOD	$500,730	$185,739	$500,730

Supplemental disclosure of cash flow information
Non-cash financing activities:
Cash owed for offering costs to related party	$-	$-	$250,000
Shares issued for offering costs	$-	$-	$150,000
Convertible accounts payable owed to related party – converted to shares	$-	$50,000	$50,000
Issuance of stock payable	$-	$-	$600,000
Contribution receivable	$279,705	$-	$279,705

The accompanying notes are an integral part of these condensed consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP

 (A Development Stage Company)

Notes to Consolidated Financial Statements

(UNAUDITED)

NOTE 1- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

Genufood Energy Enzymes Corp., USA (the “Company” or “GEEC”) was incorporated under the laws of the State of Nevada on June 21, 2010.  GEEC is a start-up company and its main focus is to promote market, distribute and export a range of enzyme products for human and animal consumption manufactured in the Unites States for the Asian and ASEAN markets.  The Company is the owner of the following trademarks, ProCellax and ProAnilax.  These trademarks and GEEC as a trademark have been filed with the United States Patent and Trademark Office under Class 005.  Similarly, these trademarks have been filed in the jurisdiction of China (PRC), Hong Kong, Macau, Taiwan, Thailand, Malaysia, Singapore and Sri Lanka.

The Company’s objective is to commence marketing and distribution of American range of enzyme products for human and animal consumption to sole country distributors, wholesalers, dealers and retailers, as well as to the general public following the Company’s Multi-Level Marketing – Franchise Investor Dealer Related (MLM-FIDR) concept, to begin with, in Taiwan, and then to China, Hong Kong, Macau, Thailand, Malaysia, Singapore and Sri Lanka.

On May 24, 2011, GEEC Internet Sales (Private) Limited (“GEECIS”), a wholly owned subsidiary of GEEC, was established in the Democratic Socialist Republic of Sri Lanka.  GEECIS is established primarily to be responsible for GEEC’s internet sales worldwide.

 On February 13, 2012 the Company invested and incorporated a wholly owned subsidiary company, GEEC Enzymes (S) Pte Ltd in Singapore with a view to be the Sole Country Distributor for ProCellax and ProAnilax in Singapore.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company is in its development stage with no significant revenues.  The Company’s initial operations include organization, capital formation, target markets identification and developing marketing plans.

The Company’s fiscal year end is September 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with US GAAP and pursuant to the rules of the SEC. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted.  The Company believes that the presentations and disclosures herein are adequate for a fair presentation.  The unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods presented.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Form S-1/A6 filed with the United States Securities and Exchange Commission on February 2, 2012.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

GENUFOOD ENERGY ENZYMES CORP

(A Development Stage Company)

Notes to Consolidated Financial Statements

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage Activities

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with ASC 915-10-05, Development Stage Entities.  A development - stage company is one in which planned principal operations have not commenced or, if its operations have commenced, but there have been no significant revenues.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

 Revenue Recognition

Our revenues are generated from sales of enzyme products under our private label.

For sales of enzyme products under our private label – the Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and reduces it for the amount of estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the products have been shipped to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Foreign Currency Translation and Transactions

The reporting and functional currency of GEEC is the United States Dollar (“U.S. dollar”).  The functional currency of GEECIS, a wholly owned subsidiary of GEEC, is the Sri Lanka Rupee (“LKR”).

For financial reporting purposes, the financial statements of the Company’s Sri Lanka subsidiary, which are prepared using the LKR, are translated into the Company’s reporting currency, the U.S. dollar.  Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.0078 as of March 31, 2012.  Revenue and expenses are translated using average exchange rates prevailing during each reporting period.  The $0.0087 average exchange rate was used to translate revenues and expenses for the reporting period ended March 31, 2012.  Stockholders’ equity is translated at historical exchange rates.  Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the statements of operations.

No representation is made that the LKR amounts could have been, or could be converted into U.S. dollar at the above rates.

GENUFOOD ENERGY ENZYMES CORP

(A Development Stage Company)

Notes to Consolidated Financial Statements

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company places the majority of its cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  As of March 31, 2012, the Company had $500,730 cash in banks, $477,105 of which with one financial institution, which is $227,105 in excess of FDIC limit.  The Company mitigates this concentration of credit risk by monitoring the credit worthiness of financial institutions and its customers.

In October 2008, the Federal government temporarily increased the FDIC insured limits up to a maximum of $250,000 per depositor until January 1, 2014, after which time the insured limits will return to $100,000.

Beneficial Conversion Features

From time to time, the Company may issue convertible debt that may have conversion prices that create an embedded beneficial conversion feature pursuant to the Emerging Issues Task Force guidance on beneficial conversion features.  A beneficial conversion feature exists on the date a convertible liability is issued when the fair value of the underlying common stock to which the liability is convertible into is in excess of the face value of the liability.  In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a discount on the liability with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest expense over the term of the liability using the effective interest method.  In cases where the liability relates to amounts owed for direct offering costs of an equity offering, the discount is charged to additional paid in capital with amortization.

Inventories

The Company’s inventories include enzyme products, packaging and labeling materials.  Inventories are stated at the lower of cost or market value.  Cost is determined using the first-in, first-out (“FIFO”) method.  As of March 31, 2012 and September 30, 2011, the Company had inventory balances of $2,681 and $2,681, respectively, which was comprised solely of packaging and labeling materials.

Enzyme products are typically shipped from manufacturer directly to our customer, with the Company never taking title to the enzymes products prior to shipment.  All related shipping costs are expensed when incurred.

Intangible Assets

The Company’s intangible assets consist primarily of trademarks, which are carried at amortized cost.  The company capitalizes filing and legal fees related to the trademark registration.  All trademarks have legal lives from 7 to 10 years and are amortized over their respective legal lives upon approval (see Note 5-Trademarks).

The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets.  If these estimates change in the future, the Company may be required to record impairment charges for these assets.  As of March 31, 2012 and September 30, 2011, no impairment was recorded.

Security Deposit Asset

The security deposit is a refundable deposit, lodged with the Sampath Bank, for a facility to receive internet sales funds.  In the event this facility was not obtained and instructions have been given to the Bank to refund the deposit.

GENUFOOD ENERGY ENZYMES CORP

(A Development Stage Company)

Notes to Consolidated Financial Statements

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Customer Deposit

The customer deposit represents money received by the Company in advance and will not be recognized as revenue until the products are shipped to customer.  As of March 31, 2012 and September 30, 2011, the Company recorded customer deposits of $60,600 and $60,600, respectively.

Property, Plant and Equipment

Property, plant and equipment (PP&E) are stated at cost less accumulated depreciation.  Gains or losses on disposals are recorded in the year of disposal.  The cost of improvements that extend the life of property, plant, and equipment are capitalized.  These capitalized costs may include structural improvements, equipment, and fixtures.  All ordinary repair and maintenance costs are expensed as incurred.

The Company’s PP&E as of March 31, 2012 and September 30, 2011 consisted of computer equipment and software with useful lives of five and three years, respectively.  Depreciation is computed using the straight line method over the estimated useful lives.

Fair Value of Financial Instruments.

FASB ASC Topic 825 – Financial Instruments requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  The Company's financial instruments consist primarily of cash, prepaid expenses, customer deposit, accounts payable and some other current liabilities.  The Company believes that the carrying values of these financial instruments approximate their fair value due to the short-term nature of these items.

As defined in FASB ASC Topic No. 820 – 10 (formerly SFAS 157-Fair Value Measurements), fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC Topic No. 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.  The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3:

Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity).

As required by FASB ASC Topic No. 820 – 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

GENUFOOD ENERGY ENZYMES CORP

(A Development Stage Company)

Notes to Consolidated Financial Statements

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company had no instruments re-measured to fair value on a recurring or non-recurring basis as of March 31, 2012 or September 30, 2011.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents.  In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  For the six months ended March 31, 2012 and 2011, the company didn't have any potentially dilutive securities.

Stock-Based Compensation

The Company accounts for its stock-based compensation in which the Company obtains employee services in share-based payment transactions under FASB ASC Topic 718, Compensation – Stock Compensation, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period.

The Company also adopted FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, to account for equity instruments issued to parties other than employees for acquiring goods or services.  Such awards for services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable.

For the six months ended March 31, 2012 and 2011, the Company did not record any stock-based compensation to employees or non-employees.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes.  Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Based upon the level of losses and projections of the future taxable income over the periods in which the deferred tax assets are deductible, a full valuation allowance has been provided as management believes that it is more likely than not, based upon available evidence, that the deferred tax assets will not be realized.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

GENUFOOD ENERGY ENZYMES CORP

(A Development Stage Company)

Notes to Consolidated Financial Statements

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued and Newly Adopted Accounting Pronouncements

The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations, or cash flows.

NOTE 3 – GOING CONCERN

The Company is a development stage company and has incurred a cumulative net loss since inception of $654,696.  As of March 31, 2012, the Company had a positive working capital of $438,858, which, however, might be insufficient to finance the Company's business plan for the next twelve months.  Due to the start-up nature, the Company expects to incur additional losses in the immediate future.  To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of common stock.  The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and attain profitable operations.

Management’s plan includes obtaining additional funds by increasing revenues and equity financing through the participation of its country sole distributors, wholesalers, dealers and retailers in the Multi-Level Marketing – Franchise Investor Dealer Related (MLM-FIDR) concept; however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) as of March 31, 2012 and September 30, 2011 consisted solely of the computer equipment and software with useful life of 5 and 3 years, respectively.  Balances for the PP&E as of March 31, 2012 and September 30, 2011 were as follows:

	March 31, 2012	September 30, 2011
Computer equipment & software	$2,543	$2,704
Less: accumulated depreciation	(676)	(318)
Property, plant and equipment, net	$1,867	$2,386

Depreciation expense for the six months ended March 31, 2012 and 2011 was $376 and $0, respectively.

NOTE 5 – TRADEMARKS

The Company filed applications for trademarks on three of its products in their target markets: the United States, Singapore, Thailand, Hong Kong, Taiwan, Macau, Sri Lanka and Malaysia.  As of March 31, 2012, the registration for all three products was completed in the United States, Hong Kong, Taiwan and Macau, and still pending in other target markets.  As of March 31, 2012 and September 30, 2011, the Company capitalized trademark costs of $29,807 and $25,821, respectively.  Accumulated amortization at March 31, 2012 and September 30, 2011 was $1,006 and $0, respectively.  During the six months ended March 31, 2012 and 2011, the Company recorded trademark amortization expense of $1,006 and $0.  All trademarks have legal lives from 7 to 10 years and are amortized over their respective legal lives upon approval.

GENUFOOD ENERGY ENZYMES CORP

(A Development Stage Company)

Notes to Consolidated Financial Statements

(UNAUDITED)

NOTE 6 – CONVERTIBLE ACCOUNTS PAYABLE TO RELATED PARTY

On July 6, 2010, the Company agreed to pay a consultant $350,000 and issue 150,000,000 shares of Common Stock for services directly related to the S-1 registration and offering.  $200,000 of the $350,000 owed is convertible into common stock at $0.001 per share at the option of the consultant.  Based on the fair value of the common stock on the date of the agreement being $0.25 per share, the Company determined that the liability had a beneficial conversion feature due to the fair value of the shares issuable exceeding the cash value owed.  The full convertible liability amount of $200,000 was discounted as a result, with an offsetting credit recorded to additional paid-in capital.  Due to the balance being owed as of September 30, 2010, the full value of the discount was amortized during the period ended September 30, 2010.  The amortization was charged to additional paid-in capital based on the cost being directly related to the S-1 registration and offering.  The amount charged to additional paid-in capital of $200,000 was equal to the amount credited with the discount of $200,000; therefore there was no material impact to the balance sheet or income statement as a result of the beneficial conversion feature.

As of March 31, 2012, the Company has paid the consultant $300,000 cash and converted $50,000 of the amount owed into 50,000,000 shares of the Company common stock related to this agreement.  As of March 31, 2012 and September 30, 2011, nothing further was owed related to this agreement.

NOTE 7 – COMMON STOCK

The total number of shares of capital stock, which the Company shall have authority to issue, is 500,000,000.  These shares consist of one class of 500,000,000 shares designated as common stock at $0.001 par value (“Common Stock”).

Holders of shares of Common Stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors.  The Common Stock does not have cumulative voting rights.

Unless there are prior arrangements made and agreed by the Company in writing, no holder of shares of stock of any class shall be entitled as a matter of right to subscribe for, or purchase, or receive any part of any new or additional issue of shares of stock of any class, or of any securities convertible into shares of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of a dividend.

On July 6, 2010, 150,000,000 shares were issued to a consultant for services directly related to the S-1 registration and offering.  These shares were valued at $0.25 per share and recorded as a reduction to additional paid- in capital due to it being an offering cost of the future S-1 offering.  As a result of this transaction, additional paid in capital was reduced for the value of the shares equal to $37,500,000.  This reduction was offset by recording an increase to common stock according to the par value of the shares issued equal to $150,000, and increasing additional paid in capital by $37,350,000.  Due to the offsetting entries to additional paid in capital from the transaction, the net effect on equity was a reduction to additional paid in capital for $150,000 and an increase to the value of common stock for $150,000.  In addition to this share issuance, the Company issued an additional 50,000,000 shares to the consultant for offering costs.  The 50,000,000 additional shares were issued to convert the $50,000 payable owed to the consulting company (see Note 8).  Through March 31, 2012, the Company paid a total of $345,000 cash to this consultant for offering costs.  As of March 31, 2012 and September 30, 2011, nothing additional is owed to the consultant.

GENUFOOD ENERGY ENZYMES CORP

(A Development Stage Company)

Notes to Consolidated Financial Statements

(UNAUDITED)

NOTE 7 – COMMON STOCK (continued)

On July 6, 2010, the Company received stock subscriptions from investors at various prices;

1.

58,000,000 shares of Common Stock sold to twelve stockholders, at a purchase price of $0.001 per share for cash received  of $58,000,

2.

113,000 shares of Common Stock sold to eleven stockholders at a price of $0.10 for cash received  of $11,300,

3.

106,672 shares of Common Stock sold to sixteen stockholders at a price of $0.15 per share for cash received  of $16,000,

4.

50,000 shares of Common Stock sold to two stockholders at a price of $0.20 per share for cash received  of $10,000,

5.

18,800 shares of Common Stock sold to eight stockholders at a price of $0.25 per share for cash received of $9,700.

6.

20,000 shares were sold to directors for total consideration of $5,000 on August 9, 2010.

During 2011, pursuant to the terms of the Sole Distributorship Agreement dated October 11, 2010, the Company sold to Taiwan Cell Energy Enzymes Corporation (“TCEEC”) 125,000,000 shares of its common stock at price $0.008 per share for total proceeds of $1,000,000.  The value of the shares issued was evaluated and found to be worth more than the cash received at a total value of $1,274,705.  The difference of $274,705 represented compensation to the distributor.

The Company considered a third party valuation report to assist with valuing the underlying share issuances associated with the Sole Distributorship Agreement using the weighted discounted cash flow method and discounted market multiple method.  The following values represent assumptions and key inputs to this model:

1.

Risk adjusted discount rate – 18.77%

2.

Long-Term growth rate – 12.30%

3.

Discount for lack of marketability – 53.14%

The specific value ascribed to the long term growth rate was based on the expectation of the Company’s consistent long term growth within the current target markets and calculated based on guidance from the Company’s valuation expert regarding industry results for long term growth within the industry.  The growth rate used was based on the median historical growth rate of 535 companies selling within emerging markets with businesses related to the following: Food Processing, Retail (Distribution); and Retail (Specialty Lines).  Since the Company believes that there is high demand for its products, it had no reason to think that the Company’s long term growth rate would be below industry benchmarks.  Given the Company’s inception stage of operations and strong market demand for its product, the Company believes that the 12.3% growth rate is reasonable and comparable to similar companies within the field.

In December of 2011 the Company’s distributor Taiwan Cell Energy Enzymes Corporation (“TCEEC”) agreed to contribute $279,705 related to subsequent valuations of the shares originally purchased by the distributor for $1,000,000.  The Company recorded the amount $279,705 as a contribution receivable as of December 31, 2011.

During the three months ended March 31, 2012 and December 31, 2010, the Company received a total of $100,000 and $5,400 of capital contributions from a related party, respectively.

GENUFOOD ENERGY ENZYMES CORP

(A Development Stage Company)

Notes to Consolidated Financial Statements

(UNAUDITED)

NOTE 8 – RELATED PARTY TRANSACTIONS

On August 9, 2010, the Company sold 20,000 shares of common stock at $0.25 a share to its directors for total consideration of $5,000.

The CEO of the Company is the managing director of a consulting company, who provides consulting services for the Company.  In January 2011, the Company converted $50,000 owed to this consulting company into 50,000,000 shares of the Company’s common stock at the price of $0.001 per share.  The $50,000 was recorded as an offering cost when owed due to the cost being directly related to the stock offering.  The Company issued this consulting company an additional 150,000,000 shares valued at $150,000 also recorded as offering costs.  From inception through September 30, 2011, the Company issued the aforementioned 200,000,000 shares recorded at $200,000 and paid total cash of $345,000 for offering costs.  The Company also paid a total $100,000 for consulting services to this company during the year ended September 30, 2011 which was expensed as professional fees.

During the year ended September 30, 2011, the Company’s President, Chief Executive Officer, Chief Financial Officer, and director, Mr. Yi Lung Lin paid some operating expenses on behalf of the Company.  The amounts due to him for these expenses were $0 and $3,169 as of December 31, 2011 and September 30, 2011, respectively.

During the year ended September 30, 2011, the Company received a total of $5,400 of contributions from a related party.

During the six months ended March 31, 2012, the Company paid one of the directors of GEECIS $8,550 for IT consulting services.

During the six months ended March 31, 2012, the Company reimbursed one of the directors of GEECIS $4,785 for rent and utilities in Sri Lanka.

On July 1, 2010, the Company entered into a Sole Export Marketing Agent Agreement with Origo Biochemical Technologies Inc. (“Origo”) to market Origo’s enzyme products for human consumption to Thailand.  Origo's President, Madam Wang Feng Peng, is the mother of Mr. Chen Yi Chou and Mr. Chen I Jen, two of the Company's former directors.  Mr. Chen I Jen is also the general manager of Origo.  The Sole Export Marketing Agent Agreement was signed for one year, subject to annual review by both parties.  The agreement wasn't renewed for a second term and expired on July 1, 2011.

On September 21, 2010, the Company entered into an OEM Manufacturing Agreement with Origo for contract manufacturing a range of enzyme products for human consumption under the Company’s private label.  Origo has a monthly production output capacity of about 12 to 15 tons of enzymes in powder form.

The agreement was terminated early in February of 2011 due to Origo's breach to perform its part of the obligations.

On September 21, 2010, the Company entered into a Sole Marketing Agent Agreement with Access Management Consulting and Marketing Pte.  Ltd. (“Access Management Consulting”) for the marketing of the Company’s range of enzyme products and to source, select and interview country sole distributors for the distribution of our range of enzyme products to the world at large.  The Company’s President, Chief Executive Officer, Chief Financial Officer, and director, Mr. Yi Lung Lin, is also the President and Managing Director of Access Management Consulting.

GENUFOOD ENERGY ENZYMES CORP

(A Development Stage Company)

Notes to Consolidated Financial Statements

(UNAUDITED)

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

On October 11, 2010, the Company entered into a Sole Distributorship Agreement (General Outlet-Human Consumption) with Taiwan Cell Energy Enzymes Corporation (“TCEEC”) for marketing and distribution of the Company’s enzyme products in the Republic of China (Taiwan).  Mr. Chen Wen Hsu, one of the Company’s directors, has voting and investment control over TCEEC.  As was provided for under the Sole Distributorship Agreement, during the year ended September 30, 2011, TCEEC had invested in the Company by subscribing to 125,000,000 shares of the Company’s common stock at a price of $0.008 per share, for total proceeds of $1 million.  The value of the shares issued was evaluated and found to be worth more than the cash received at a total value of $1,274,705.  The difference of $274,705 represented compensation to the distributor.

During the year ended September 30, 2011, the Company recognized $120,558 in related party revenue from its customer TCEEC who is controlled by the Company director Ken Wen Hsu.

During the six months ended March 31, 2012, the Company collected $100,000 of contribution receivable of capital from its customer TCEEC who is controlled by the Company director Ken Wen Hsu.

On February 15, 2012 the Board approved the appointment of Access Management Consulting and Marketing Pte Ltd (AMCM) to provide bookkeeping services in replacement of Albeck Financial Services.  The Company’s President is also the Managing Director of AMCM.

As at March 31, 2012, and as at September 30, 2011 there were amounts due to related parties of $2,500 and $3,169 respectively.

NOTE 9 – INCOME TAXES

At March 31, 2012, the Company has available for federal income tax purposes a net operating loss carry forward from the year ended September 30, 2011, of approximately $253,170, that may be used to offset future taxable income.  The net operating loss carry forward expires beginning the year 2031.The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years.

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Based upon the level of losses and projections of the future taxable income over the periods in which the deferred tax assets are deductible, a full valuation allowance has been provided as management believes that it is more likely than not, based upon available evidence, that the deferred tax assets will not be realized.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

December 31, 2012		September 31, 2011
Statutory federal income tax rate	(34.0%)	(34.0%)
Change in valuation allowance	34.0%	34.0%
Effective tax rate	0.0%	0.0%

GENUFOOD ENERGY ENZYMES CORP

(A Development Stage Company)

Notes to Consolidated Financial Statements

(UNAUDITED)

NOTE 10 - COMMITMENTS

On September 21, 2010, the Company reached an agreement with Specialty Enzymes and Biochemicals Co. (BSC Biochemicals), USA (“SEB”) for supplying various types of enzyme product to the Company under the Company’s private label.  SEB has been in operation since 1957 and is the largest enzyme manufacturer and enzymes provider in the US.

On October 11, 2010, the Company entered into a Sole Distributorship Agreement (General Outlet-Human Consumption) with Taiwan Cell Energy Enzymes Corporation (“TCEEC”) for marketing and distribution of the Company’s enzyme products in the Republic of China (Taiwan).  As provided for under the Sole Distributorship Agreement, TCEEC has committed to invest in the Company by subscribing to the Company’s common stock for a total of $1 million on or before June 10, 2011 in exchange for 125 million common shares of the Company.  As of December 31, 2011, all the shares under the agreement have been issued.  In connection with the investment, the Company paid Access Finance and Securities (NZ) Limited, a company owned by the Company’s President, Chief Executive Officer, Chief Financial Officer, and director, Mr. Yi Lung Lin, a commission of 4.5% of the capital raised.

The Company leases a virtual office.  The original lease term was from July 14, 2010 through July 31, 2011, and was a subject to the annual renewal.  The lease was renewed for another year through July 14, 2012.

NOTE 11 - SUBSEQUENT EVENTS

On April 2, 2012 being the date of the Fourteenth Board Meeting the following decisions were made:

1)

Approval of the appointment of Access Management Consulting and Marketing Pte Ltd (AMCM) to provide the Finance (Treasury) functions, company secretarial services and IT services.  The Company’s President is also the Managing Director of AMCM.

2)

Approval of the appointment of Baker & McKenzie Wong & Leow as the Company’s solicitors responsible for the Trade Marks application in the Asia jurisdiction.

3)

Approval of the appointment of Benedict Lim Boon Cheong as a director of GEEC Internet Sales (Private) Limited (GEECIS).  Benedict Lim is the second son of the Company’s President.

On April 16, 2012 GEEC Internet Sales (Private) Limited, Sri Lanka, a wholly owned subsidiary company, has obtained PayPal for use over its internet sales.

On April 24, 2012 the Company registered 10,000,000 shares pursuant to its registered public offering, for which $3,000,000 has been raised. As at the date of issue of these Statements only 3,479,000 of these shares have been issued.

 On May 16, 2012 the Company received $100,000 further payment from Taiwan Cell Energy Enzymes Corp for the adjustment of the share price for shares issued to them pursuant to the Agreement dated October 11, 2010. The Company entered into a Lockup Agreement with Taiwan Cell Energy Enzymes Corp for an orderly trading of 3,350,000 shares held by them subject to the volume restrictions under Rule 144.

ITEM 2.  Management Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Overview

We are a start-up company and our main focus is to promote, market, distribute and export enzyme products to the Asian market, to begin with, Taiwan, and then followed by China, Hong Kong, Macau, Thailand, Malaysia, Singapore and Sri Lanka.  These enzyme products are specifically formulated for our marketing and distribution under contract manufacturing arrangements.  There are two contracted OEM manufacturers, one in Taiwan and the other in the United States.  We have contracted with Specialty Enzymes and Biochemicals Co. (Advanced Supplemental Therapies or AST Enzymes) to be our OEM Manufacturer in the United States.  They are located in Chino, California.

To date, we have succeeded in the appointment of Taiwan Cell Energy Enzymes Corporation, a marketing and distribution company in Taiwan specialized in the promotion and distribution of enzyme products.  They will distribute our range of enzyme products for human consumption to the general public in Taiwan with an annual purchase quota of US $2 million.  The enzyme market for human consumption is very substantial and how successful we can penetrate and capture the market like Taiwan for example will depend on how successful we are implementing our business plan.  Both enzyme products for human consumption and animal consumption have a tremendous consumption volume in the Asian market.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $500,730 and a working capital surplus of $438,858.  As of March 31, 2012 our accumulated deficit was $654,696.  For the six months ended March 31, 2012 our net loss was $126,369 compared to $131,700 during the same period in 2011.  This decrease was due mostly to lower professional fees.

Our loss was funded by proceeds from shareholder loans and from the sale of our common stock.  During the six months ended March 31, 2012, we raised in net proceeds $100,000 through financing activities and our cash position decreased by $43,034.

We used net cash of $138,182 in operating activities for the six months ended March 31, 2012 compared to net cash of $27,033 in operating activities for the same period in 2011.  We used net cash of $3,986 in investing activities for the six months ended March 31, 2012 compared to $28,963 during the same period in 2011.  The effect of exchange rates on cash was a decrease in cash of $866 for the six months ended March 31, 2012 compared to $nil during the six months ended March 31, 2011.

During the six months ended March 31, 2012 our monthly cash requirement was approximately $23,019, compared to approximately $4,506 for the same period in 2011.

We plan to implement the sole distributorship agreement we had signed and to enter into formal sole distributorship agreement with other country sole distributors.  We plan to promote, market, distribute and export our range of enzyme products to the Asian market, to begin with Taiwan and then to China.

We expect to require a total of approximately $1,763,864 to fully carry out our business plan over the next twelve months beginning June 2012 as set out in this table:

Description	Estimated Expense
Inventory	$1,263,864
General Administration, Sales and Marketing Overhead	$250,000
Sales Advertisement and Promotion Support Overhead technologies	$250,000
Total	$1,763,864

We intend to meet our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements.  We are currently not in good short-term financial standing.  We anticipate that we may not generate any revenues in the near future and we will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize.  There is no assurance we will achieve profitable operations.  We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and outside investors in exchange for debt and/or common stock.

These consolidated financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at March 31, 2012, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 and from inception to March 31, 2012.

Limited Revenues

Since our inception on June 21, 2010 to March 31, 2012, we have earned limited revenue of $120,558.  As of March 31, 2012, we have an accumulated deficit of $654,696 and we did not earn any revenues during the three months ending on March 31, 2012.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $72,979 for the three months ended March 31, 2012, compared to a net loss of $60,110 for the same period in 2011.  This increase in net loss is mostly due to increased operating expenses.  From inception on June 21, 2010 to March 31, 2012, we have incurred a net loss of $654,696.  Our basic and diluted loss per share was ($0.00) for the three months ended March 31, 2012, and ($0.00) for the same period in 2011.

Expenses

Our total operating expenses increased from $60,177 to $73,252 for the three months ended March 31, 2012 compared to the same period in 2011.  This increase in expenses is due to higher operating expenses.  Since our inception on June 21, 2010 to March 31, 2012, we have incurred total operating expenses of $706,896.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $4,038 to $37,343 for the three months ended March 31, 2012 from $41,381 for the same period in 2011, mainly due to slightly decreased legal and auditing services provided in the three month periods ended March 31, 2012.

Our joint board meeting expenses increased from $nil to $11,875 for three months ended March 31, 2012 compared to the same period in 2011.  Since our inception on June 21, 2010 until March 31, 2012 we have spent $24,359 on joint board meeting expenses.

Results of Operations for the six months ended March 31, 2012 compared to the six months ended March 31, 2011

Revenues

We did not earn any revenues during the six months ending on March 31, 2012, nor did we earn any revenues in the same period in 2011.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $126,369 for the six months ended March 31, 2012, compared to a net loss of $131,700 for the same period in 2011.  This decrease in net loss is mostly due to lower operating expenses.  Our basic and diluted loss per share was ($0.00) for the six months ended March 31, 2012, and ($0.00) for the same period in 2011.

Expenses

Our total operating expenses decreased from $131,785 to $126,993 for the six months ended March 31, 2012 compared to the same period in 2011.  This decrease in expenses is due to lower operating expenses.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $31,232 to $74,633 for the six months ended March 31, 2012 from $105,865 for the same period in 2011, mainly due to decreased legal and auditing services provided in the six month period ended March 31, 2012.

Our joint board meeting expenses increased from $nil to $17,116 for three months ended March 31, 2012 compared to the same period in 2011.

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures

Not applicable

ITEM 4T.  Control and Procedures.

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of March 31, 2012 that, as a result of the following material weaknesses in internal control over financial reporting, disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within the Company:

(a)    We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our complexity and our financial accounting and reporting requirements.  We have limited experience in the areas of financial reporting and disclosure controls and procedures.  Also, we do not have an independent audit committee.  As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

(b)    Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process.  The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment.  This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations On The Effectiveness Of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

We are not currently a party to any legal proceedings.  Our address for service of process in Nevada is 4421 Edward Avenue, Las Vegas, Nevada 89108.

ITEM 2.  Unregistered Sales of Equity Securities.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GENUFOOD ENERGY ENZYMES CORP.
(REGISTRANT)

Date: May 21, 2012	Per: /s/ Yi Lung Lin
Yi Lung Lin, President & C.E.O.

