Form 10-Q
period 2012-06-30
Genufood Energy Enzymes Corp.
filed 2012-08-20
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 17, 2012 the registrant had 393,308,472 shares of common stock outstanding.

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

June 30, 2012

Index

Consolidated Balance Sheets (Unaudited)	F-1

Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)	F-2

Consolidated Statement of Stockholders’ Equity (Deficit)	F-3

Consolidated Statements of Cash Flows (Unaudited)	F-4

Notes to the Unaudited Consolidated Financial Statements	F-5

3

GENUFOOD ENERGY ENZYMES CORP
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2012	September 30, 2011
ASSETS
Current assets
Cash	$562,377	$543,764
Prepaid expenses	49,199	24,680
Inventory	2,681	2,681
Total current assets	614,257	571,125

Other assets
Security deposit asset	10,819	-
Computer equipment and software, net of accumulated depreciation	3,433	2,386
Trademarks, net of accumulated amortization	29,178	25,821

Total assets	$657,687	$599,332

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,104	$18,672
Accounts payable to related party	2,500	3,169
Accrued expenses	2,475	1,001
Customer deposit	60,600	60,600
Total current liabilities	69,679	83,442

Total liabilities	69,679	83,442

Stockholders' equity
Common Stock, $0.001 par, 500,000,000 shares authorized. 386,787,472 shares issued and outstanding at June 30, 2012 and 383,308,472 at September 30, 2011	386,787	383,308
Additional paid in capital	1,981,223	661,297
Subscription receivable	(1,005,000)	-
Deficit accumulated during development stage	(770,804)	(528,327)
Accumulated other comprehensive income	(4,198)	(388)
Total stockholders' equity	588,008	515,890

Total liabilities and stockholders' equity	$657,687	$599,332

The accompanying notes are an integral part of these condensed consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011	June 21, 2010 (Inception) through June 30, 2012
Revenue
Related party revenue	-	$ 120,558	-	$ 120,558	$ 120,558
Total revenue			-	120,558	120,558

Cost of goods sold
Product costs	-	66,966	-	66,966	66,966
Label costs	-	2,589	-	2,589	2,589
Total cost of goods sold		69,555	-	69,555	69,555
Gross profit	-	51,033	-	51,003	51,003
Expenses
Sales commission expenses	4,138	24,112	4,138	24,112	28,250
Compensation to distributors	-	63,143	-	192,294	274,705
Product label design	5,970	1,753	14,713	3,920	19,003
Advertising & business promotion	-	5,510	13	5,510	4,344
Website design	4,195	611	13,961	7,511	24,911
Bank service charge	910	482	2,186	1,843	4,934
Computer and internet expenses	175	-	175	-	326
Filing fees	2,259	1,559	6,071	3,257	12,065
License and permits	687	-	787	-	4,365
Meals and entertainment	-	312	78	312	977
Office supplies	359	214	744	279	1,438
Rent expense	11,694	1,465	18,166	2,779	25,588
Transfer agent fees	1,017	786	2,915	5,130	18,938
Travel expense	4,194	3,705	5,543	11,776	22,887
Professional fees	79,552	48,672	154,187	154,537	352,084
Postage & shipping	4	102	4	102	443
Telephone expense	111	45	112	45	877
AGM & board meeting expenses	-	-	17,083	-	24,326
Depreciation expense	177	131	553	131	871
Amortization expense	999	-	2,005	-	2,005
Total operating expenses	116,441	156,602	243,434	413,538	823,337
Total operating loss	(116,441)	(101,569)	(243,434)	(362,535)	(772,334)

Other income
Interest income	335	162	910	247	1,483

Foreign Currency Exchange Gain/Loss	(2)	-	47	-	47
Net loss	(116,108)	(101,407)	(242,477)	(362,288)	(770,804)
Foreign currency translation adjustment	6,553	(91)	3,810	(91)	4,198
Comprehensive loss	(109,555)	(101,316)	(238,667)	(362,379)	(766,606)
Weighted average number of common shares outstanding-basic and diluted	386,736,274	308,308,472	384,446,903	275,066,714
Net loss per share-basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common stock	Additional paid in capital	Subscription Receivable	Deficit accumulated during the development stage		Accumulated other comprehensive income	Total
	Shares
Balance at June 21, 2010 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash	308,472	308	46,692	-	-	-	47,000
Common stock issued to founders for cash	58,000,000	58,000	-	-	-	-	58,000
Capital contribution by shareholders	-	-	4,500	-	-	-	4,500
Common stock issued for offering costs	150,000,000	150,000	(150,000)	-	-	-	-
Cash paid for offering costs	-	-	(100,000)	-	-	-	(100,000)
Cash owed for offering costs ($200,000 paid in cash and $50,000 converted into shares in fiscal 2011)	-	-	(250,000)	-	-	-	(250,000)
Net loss	-	-	-	-	(23,946)	-	(23,946)
Balance at September 30, 2010	208,308,472	$208,308	$(448,808)	$-	$(23,946)	$-	$(264,446)
Common stock issued for cash-	125,000,000	125,000	875,000	-	-	-	1,000,000
Capital contribution by shareholders	-	-	5,400	-	-	-	5,400
Cash paid for offering costs	-	-	(45,000)	-	-	-	(45,000)
Convertible accounts payable owed to related party converted into common shares	50,000,000	50,000	-	-	-	-	50,000
Foreign currency translation adjustment	-	-	-	-	-	(388)	(388)
Stock compensation to distributors	-	-	274,705	-	-	-	274,705
Net loss	-	-	-	-	(504,381)	-	(504,381)
Balance at September 30, 2011	383,308,472	$383,308	$661,297	$-	$(528,327)	$(388)	$515,890
Common stock issued for cash	3,479,000	3,479	1,040,221	(1,005,000)	-	-	38,700
Collection of contribution from shareholder	-	-	279,705	-	-	-	279,705
Net loss	-	-	-	-	(242,477)	-	(242,477)
Foreign currency translation adjustment	-	-	-	-	-	(3,810)	(3,810)
Balance at June 30, 2012	386,787,472	$386,787	$1,981,223	$(1,005,000)	$(770,804)	$(4,198)	$588,008

The accompanying notes are an integral part of these condensed consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP (Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011	From June 21, 2010 (Inception) through June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(242,477)	$(362,288)	$(770,804)
Adjustments to reconcile net loss to net cash:
Depreciation	553	131	871
Amortization - trademarks	2,005	-	2,005
Stock compensation to distributors	-	192,294	274,705
Change in operating assets and liabilities:
Prepaid expenses	(24,520)	(4,258)	(49,200)
Inventory	-	(2,681)	(2,681)
Other assets	(10,877)	-	(10,877)
Accounts payable	(14,567)	7,554	4,105
Accounts payable to related party	(668)	20,612	2,501
Accrued expenses	1,826	-	2,827
Customer deposits	-	60,600	60,600
Net cash used in operating activities	(288,725)	(88,036)	(485,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment & software	(1,785)	(1,573)	(4,489)
Cash paid for trademark registration	(5,362)	(28,487)	(31,183)
Net cash used in investing activities	(7,147)	(30,060)	(35,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	38,700	300,000	1,085,700
Proceeds from sale of common shares to founders	-	400,000	58,000
Cash paid for offering costs	-	(231,500)	(345,000)
Capital contribution by shareholders	279,705	5,400	289,605
Advances to related party, net	-	(51,193)	-
Net cash provided by financing activities	318,405	422,707	1,088,305

Effect of exchange rate changes on cash and cash equivalents	(3,920)	(91)	(4,308)

NET INCREASE (DECREASE) IN CASH	18,613	304,520	562,377
CASH AT THE BEGINNING PERIOD	543,764	38,677	-
CASH AT THE END OF THE PERIOD	$562,377	$343,197	$562,377

Supplemental disclosure of cash flow information
Non-cash financing activities:
Cash owed for offering costs to related party	$-	$-	$250,000
Shares issued for offering costs	$-	$-	$150,000
Convertible accounts payable owed to related party – converted to shares	$-	$50,000	$50,000
Shares issued for subscription receivable	$1,005,000	$-	$1,005,000
Issuance of stock payable	$-	$-	$600,000

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

Foreign Currency Translation and Transactions

The reporting and functional currency of GEEC is the United States Dollar (“U.S. dollar”).  The functional currency of GEECIS, a wholly owned subsidiary of GEEC, is the Sri Lanka Rupee (“LKR”).  The functional currency of GEEC Enzymes (S) Pte Ltd in Singapore, a wholly owned subsidiary of GEEC, is the Singapore Dollar (“SGD”).

For financial reporting purposes, the financial statements of the Company’s Sri Lanka subsidiary, which are prepared using the LKR, are translated into the Company’s reporting currency, the U.S. dollar.  Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.0075 as of June 30, 2012.  Revenue and expenses are translated using average exchange rates prevailing during each reporting period.  The 0.0083 average exchange rate was used to translate revenues and expenses for the reporting period ended June 30, 2012.  Stockholders’ equity is translated at historical exchange rates.  Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, the U.S. dollar.  Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7862 as of June 30, 2012.  Revenue and expenses are translated using average exchange rates prevailing during each reporting period.  The 0.7912 average exchange rate was used to translate revenues and expenses for the reporting period ended June 30, 2012.  Stockholders’ equity is translated at historical exchange rates.  Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the statements of operations.

No representation is made that the LKR or SGD amounts could have been, or could be converted into U.S. dollar at the above rates.

GENUFOOD ENERGY ENZYMES CORP

(A Development Stage Company)

Notes to Consolidated Financial Statements

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company places the majority of its cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  As of June 30, 2012, the Company had $562,377 cash in banks, $504,029 of which with one financial institution, which is $254,029 in excess of FDIC limit.  The Company mitigates this concentration of credit risk by monitoring the credit worthiness of financial institutions and its customers.

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

Inventories

The Company’s inventories include enzyme products, packaging and labeling materials.  Inventories are stated at the lower of cost or market value.  Cost is determined using the first-in, first-out (“FIFO”) method.  As of June 30, 2012 and September 30, 2011, the Company had inventory balances of $2,681 and $2,681, respectively, which was comprised solely of packaging and labeling materials.

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

The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets.  If these estimates change in the future, the Company may be required to record impairment charges for these assets.  As of June 30, 2012 and September 30, 2011, no impairment was recorded.

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

(A Development Stage Company)

Notes to Consolidated Financial Statements

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Customer Deposit

The customer deposit represents money received by the Company in advance and will not be recognized as revenue until the products are shipped to the customer.  As of June 30, 2012 and September 30, 2011, the Company recorded customer deposits of $60,600 and $60,600, respectively.

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

The Company’s PP&E as of June 30, 2012 and September 30, 2011 consisted of computer equipment and software with useful lives of five and three years, respectively.  Depreciation is computed using the straight line method over the estimated useful lives.

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

Level 1

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2

Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3

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

(A Development Stage Company)

Notes to Consolidated Financial Statements

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company had no instruments re-measured to fair value on a recurring or non-recurring basis as of June 30, 2012 or September 30, 2011.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents.  In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  For the nine months ended June 30, 2012 and 2011, the company didn't have any potentially dilutive securities.

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

For the nine months ended June 30, 2012 and 2011, the Company did not record any stock-based compensation to employees or non-employees.

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

 GENUFOOD ENERGY ENZYMES CORP

(A Development Stage Company)

Notes to Consolidated Financial Statements

(UNAUDITED)

NOTE 3 – GOING CONCERN

The Company is a development stage company and has incurred a cumulative net loss since inception of $770,804.  As of June 30, 2012, the Company had a positive working capital of $544,578, which, however, might be insufficient to finance the Company's business plan for the next twelve months.  Due to the start-up nature, the Company expects to incur additional losses in the immediate future.  To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of common stock.  The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and attain profitable operations.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) as of June 30, 2012 and September 30, 2011 consisted solely of the computer equipment and software with useful life of 5 and 3 years, respectively.  Balances for the PP&E as of June 30, 2012 and September 30, 2011 were as follows:

	June 30, 2012	September 30, 2011
Computer equipment & software	$4,280	$2,704
Less: accumulated depreciation	(847)	(318)
Property, plant and equipment, net	$3,433	$2,386

Depreciation expense for the nine months ended June 30, 2012 and 2011 was $553 and $131, respectively.

NOTE 5 – TRADEMARKS

The Company filed applications for trademarks on three of its products in their target markets: the United States, Singapore, Thailand, Hong Kong, Taiwan, Macau, Sri Lanka and Malaysia.  As of June 30, 2012, the registration for all three products was completed in the United States, Hong Kong, Taiwan and Macau, and still pending in other target markets.  As of June 30, 2012 and September 30, 2011, the Company capitalized trademark costs of $31,183 and $25,821, respectively.  Accumulated amortization at June 30, 2012 and September 30, 2011 was $2,005 and $0, respectively.  During the nine months ended June 30, 2012 and 2011, the Company recorded trademark amortization expense of $2,005 and $0.  All trademarks have legal lives from 7 to 10 years and are amortized over their respective legal lives upon approval.

NOTE 6 – COMMON STOCK

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

NOTE 6 – COMMON STOCK (continued)

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

On July 6, 2010, 150,000,000 shares were issued to a consultant for services directly related to the S-1 registration and offering.  These shares were valued at $0.25 per share and recorded as a reduction to additional paid- in capital due to it being an offering cost of the future S-1 offering.  As a result of this transaction, additional paid in capital was reduced for the value of the shares equal to $37,500,000.  This reduction was offset by recording an increase to common stock according to the par value of the shares issued equal to $150,000, and increasing additional paid in capital by $37,350,000.  Due to the offsetting entries to additional paid in capital from the transaction, the net effect on equity was a reduction to additional paid in capital for $150,000 and an increase to the value of common stock for $150,000.  In addition to this share issuance, the Company issued an additional 50,000,000 shares to the consultant for offering costs.  The 50,000,000 additional shares were issued to convert the $50,000 payable owed to the consulting company (see Note 7).  Through June 30, 2012, the Company paid a total of $345,000 cash to this consultant for offering costs.  As of June 30, 2012 and September 30, 2011, nothing additional is owed to the consultant.

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

NOTE 6 – COMMON STOCK (continued)

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

In December of 2011 the Company’s distributor Taiwan Cell Energy Enzymes Corporation (“TCEEC”) agreed to contribute $279,705 related to subsequent valuations of the shares originally purchased by the distributor for $1,000,000.  The Company collected the full $279,705 during the period ended June 30, 2012.

During the nine months ended June 30, 2011 the Company received a total of $5,400 of capital contributions from a related party, respectively.

During the three months ended June 30, 2012 the Company issued 3,479,000 shares to investors for cash received of $38,700 and $1,005,000 to be received on April 20, 2013 per the agreement.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

During the nine months ended June 30, 2012, the Company paid one of the directors of GEECIS $11,550 for IT consulting services.

GENUFOOD ENERGY ENZYMES CORP

(A Development Stage Company)

Notes to Consolidated Financial Statements

(UNAUDITED)

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

During the nine months ended June 30, 2012, the Company reimbursed one of the directors of GEECIS $8,217 for rent and utilities in Sri Lanka.

On July 1, 2010, the Company entered into a Sole Export Marketing Agent Agreement with Origo Biochemical Technologies Inc. (“Origo”) to market Origo’s enzyme products for human consumption to Thailand.  Origo's President, Madam Wang Feng Peng, is the mother of Mr. Chen Yi Chou and Mr. Chen I Jen, two of the Company's former directors.  Mr. Chen I Jen is also the general manager of Origo.  The Sole Export Marketing Agent Agreement was signed for one year, subject to annual review by both parties.  The agreement wasn't renewed for a second term and was terminated early in February of 2011 due to Origo's breach to perform its part of the obligations.

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

During the year ended September 30, 2011, the Company recognized $120,558 in related party revenue from its customer TCEEC who is controlled by one of the Company’s directors Ken Wen Hsu.

During the nine months ended June 30, 2012, the Company collected $279,705 of contribution receivable of capital from its customer TCEEC who is controlled by the Company director Ken Wen Hsu.

On February 15, 2012 the Board approved the appointment of Access Management Consulting and Marketing Pte Ltd (AMCM) to provide bookkeeping services in replacement of Albeck Financial Services.  The Company’s President is also the Managing Director of AMCM.

As at June 30, 2012, and as at September 30, 2011 there were amounts due to related parties of $2,500 and $3,169 respectively.

NOTE 8 – INCOME TAXES

At June 30, 2012, the Company has available for federal income tax purposes a net operating loss carry forward from the year ended September 30, 2011, of approximately $253,170, that may be used to offset future taxable income.  The net operating loss carry forward expires beginning the year 2031.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years.

GENUFOOD ENERGY ENZYMES CORP

(A Development Stage Company)

Notes to Consolidated Financial Statements

(UNAUDITED)

NOTE 8 – INCOME TAXES (continued)

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

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

June 30, 2012		September 31, 2011
Statutory federal income tax rate	(34.0%)	(34.0%)
Change in valuation allowance	34.0%	34.0%
Effective tax rate	0.0%	0.0%

 NOTE 9 - COMMITMENTS

On September 21, 2010, the Company reached an agreement with Specialty Enzymes and Biochemicals Co. (BSC Biochemicals), USA (“SEB”) for supplying various types of enzyme product to the Company under the Company’s private label.  SEB has been in operation since 1957 and is the largest enzyme manufacturer and enzymes provider in the US.

On April 19, 2012, the Company agreed to sell Taiwan Cell Energy Enzymes Corporation (“TCEEC”) 6,521,000 common shares for $1,956,300.  The shares had not been issued as of June 30, 2012 and the cash is to be received on April 25, 2013.  Based on the shares not being issued and no cash being received as of June 30, 2012 no accounting for this transaction has occurred as of June 30, 2012.  In connection with the investment, the Company will pay Access Finance and Securities (NZ) Limited, a company owned by the Company’s President, Chief Executive Officer, Chief Financial Officer, and director, Mr. Yi Lung Lin, a commission of 4.5% of the capital raised.

The Company leases a virtual office.  The original lease term was from July 14, 2010 through July 31, 2011, and was a subject to the annual renewal.  The lease was renewed for another year through July 14, 2012.

 NOTE 10 - SUBSEQUENT EVENTS

After June 30, 2012, the Company issued 6,521,000 shares to TCEEC for a subscription receivable of $1,956,300 to be paid on April 25, 2013.

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

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $562,377 and a working capital surplus of $544,578.  As of June 30, 2012 our accumulated deficit was $770,804.  For the nine months ended June 30, 2012 our net loss was $242,477 compared to $362,288 during the same period in 2011.  This decrease was due mostly to the fact that we did not pay any compensation to distributors in 2012.

Our loss was funded by proceeds from shareholder loans and from the sale of our common stock.  During the nine months ended June 30, 2012, we raised in net proceeds $318,405 through financing activities and our cash position increased by $18,613.

We used net cash of $288,725 in operating activities for the nine months ended June 30, 2012 compared to net cash of $88,036 in operating activities for the same period in 2011.  We used net cash of $7,147 in investing activities for the nine months ended June 30, 2012 compared to $30,060 during the same period in 2011.  The effect of exchange rates on cash was a decrease in cash of $3,920 for the nine months ended June 30, 2012 compared to a decrease of $91 during the nine months ended June 30, 2011.

During the nine months ended June 30, 2012 our monthly cash requirement was approximately $32,081, compared to approximately $9,782 for the same period in 2011.

We plan to implement the sole distributorship agreement we had signed and to enter into formal sole distributorship agreement with other country sole distributors.  We plan to promote, market, distribute and export our range of enzyme products to the Asian market, to begin with Taiwan and then to China.

We expect to require a total of approximately $1,763,864 to fully carry out our business plan over the next twelve months beginning September 2012 as set out in this table:

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

These consolidated financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives. We have incurred losses from operations since inception and at June 30, 2012, have an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and from inception to June 30, 2012.

Limited Revenues

Since our inception on June 21, 2010 to June 30, 2012, we have earned limited revenue of $120,558.  As of June 30, 2012, we have an accumulated deficit of $770,804 and we did not earn any revenues during the three months ending on June 30, 2012.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $116,108 for the three months ended June 30, 2012, compared to a net loss of $101,407 for the same period in 2011.  This increase in net loss is mostly due to increased operating expenses.  From inception on June 21, 2010 to June 30, 2012, we have incurred a net loss of $770,804.  Our basic and diluted loss per share was ($0.00) for the three months ended June 30, 2012, and ($0.00) for the same period in 2011.

Expenses

Our total operating expenses decreased from $156,602 to $116,441 for the three months ended June 30, 2012 compared to the same period in 2011.  This decrease in expenses is due to lower operating expenses.  Since our inception on June 21, 2010 to June 30, 2012, we have incurred total operating expenses of $823,337.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased by $30,880 to $79,552 for the three months ended June 30, 2012 from $48,672 for the same period in 2011, mainly due to increased legal and auditing services provided in the three month periods ended June 30, 2012.  Since our inception on June 21, 2010 until June 30, 2012 we have spent $352,084 on professional fees.

Our rent expenses increased from $1,465 to $11,694 for three months ended June 30, 2012 compared to the same period in 2011.  Since our inception on June 21, 2010 until June 30, 2012 we have spent $25,588 on rent expenses.

Results of Operations for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011

Revenues

We did not earn any revenues during the nine months ending on June 30, 2012.  We earned $120,588 during the comparable period in 2011.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $242,477 for the nine months ended June 30, 2012, compared to a net loss of $362,288 for the same period in 2011.  This decrease in net loss is mostly due to the fact that we did not pay any compensation to our distributors in 2012.  Our basic and diluted loss per share was ($0.00) for the nine months ended June 30, 2012, and ($0.00) for the same period in 2011.

Expenses

Our total operating expenses decreased from $413,538 to $243,434 for the nine months ended June 30, 2012 compared to the same period in 2011.  This decrease in expenses is due to lower operating expenses.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased slightly by $350 to $154,187 for the nine months ended June 30, 2012 from $154,537 for the same period in 2011, mainly due to slightly decreased legal and auditing services provided in the nine month period ended June 30, 2012.

Our rent expenses increased from $2,779 to $18,166 for the nine months ended June 30, 2012 compared to the same period in 2011.

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures

Not applicable

ITEM 4T.  Control and Procedures.

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of June 30, 2012 that, as a result of the following material weaknesses in internal control over financial reporting, disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GENUFOOD ENERGY ENZYMES CORP.

                         (REGISTRANT)

Date: August 20, 2012	By:	/s/ Yi Lung Lin
Yi Lung Lin
	Title:	President and Chief Executive Officer

