Form 10-K
period 2012-09-30
Genufood Energy Enzymes Corp.
filed 2013-01-14
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-171784

GENUFOOD ENERGY ENZYMES CORP.

(Exact name of registrant as specified in its charter)

NEVADA	68-0681158
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

Two Allen Center

1200 Smith Street, Suite 1600

Houston, Texas 77002

 (Address of principal executive offices)

(713) 353-8834

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes o    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes o     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐        Accelerated filer ☐         Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of March 30, 2012 (based on our last sale to investors of $0.25): $17,445,618.00

As of January 8, 2013 the registrant’s outstanding stock consisted of 393,308,472 common shares.

Table of Contents

PART I

Item 1 Description of Business

Item 1A Risk Factors

Item 1B Unresolved Staff Comments

Item 2 Properties

Item 3 Legal Proceedings

Item 4 Submission of Matters to a Vote of Security Holders

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 8 Financial Statements and Supplementary Data

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A Controls and Procedures

Item 9B Other Information

PART III

Item 10 Directors, Executive Officers and Corporate Governance

Item 11 Executive Compensation

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 Certain Relationships and Related Transactions and Director Independence

Item 14 Principal Accountant Fees and Services

PART IV

Item 15 Exhibits, Financial Statement Schedules

PART I

Item 1.  Description of Business

Forward-looking Statements

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Genufood" mean Genufood Energy Enzymes Corp., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

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

We were incorporated in the State of Nevada on June 21, 2010.  Our common stock trades on the OTC Bulletin Board under the symbol “GFOO.OB”.

We currently have two subsidiaries GEECIS, which is incorporated in Sri Lanka and Genufood Enzymes (S) Pte Ltd., which is incorporated in the Republic of Singapore.  Our principal office is located at Two Allen Center, 1200 Smith Street, Suite 1600, Houston, Texas 77002.  Our telephone number is (713) 353-8834.  Our fiscal year end is September 30.

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have generated limited revenues of $181,551 from June 21, 2010 (date of inception) to September 30, 2012.

We are not involved in any bankruptcy, receivership or similar proceedings.

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

Enzymes are not living things, they are inanimate like minerals.  But unlike minerals, they are made by living cells.  Thus, enzyme is a catalyst responsible for biochemical reactions in living things (including animals, plants, microorganisms), synthesis, decomposition, oxidation, transfer and isomerization; is the process by which one molecule is transferred into another molecule which has exactly the same atoms, but the atoms are rearranged.

Without enzymes, the lack of it or with its destruction, biotic phenomena would stop, DNA would undergo a drastic change, unusual illnesses would occur and metabolism would become abnormal, among others.  Hence, we can conclude that “Biotic phenomena are testimonies of enzyme’s activities.”

Enzyme is actually a complex globule protein.  It reacts optimally under body temperature.  Reaction takes many times faster with added enzymes.  Therefore, regular consumption of enzyme is good to our well-being.  In fact it has been categorized under “GRAS” (Generally Regarded as Safe) by the Food and Drug Administration.  Our body loses enzymes as we grow old.  It has been proven that many chronic, hereditary diseases and functional imbalance are caused by the deficiency of certain enzymes, for example, lipase (fat enzyme) deficiency causes hepatic diseases, diabetes and Vitamin A deficiency.  Amylase (carbohydrate enzyme) deficiency results in liver diseases and gastro enteric diseases.  An enzyme is neither a drug, medicine nor a herb.  It is the “Cell Activator.”  It is extracted from fruits and vegetables.  It can be a natural complex enzyme, plant-based complex enzyme or microbial enzyme.  It is for the body cell.  It is the “Cell Activator; refers to the enzymes catalyze and regulate every biochemical reaction that occurs within the human body, making them essential to cellular function and health.”  Human beings and animals will die without enzyme.  Therefore, there are two types of enzyme products, Enzyme for Human Consumption and Enzyme for Animal consumption that we intend to promote, market, distribute and export.

Our goal is to commence promoting, marketing, distribution and export of the enzyme products specifically formulated for us, packed under our private label, pursuant to the contract manufacturing arrangements for the Asian market by the appointment of country sole distributor for each category of the enzyme products.  These country sole distributors will in turn distribute it to wholesalers and retailers for resale to the general public for consumption, following the Multi-Level Marketing – Franchise Investor Dealer Related (MLM-FIDR) concept.

We intend to distribute our enzyme products to wholesalers who will then re-distribute to dealers.  The dealers will then distribute it to retailers for retailing to consumers, the general public.  Attractive incentive bonus will be awarded to wholesalers, dealers, retailers and to consumers.  The attractive bonuses that we will be offering are issuing inventory or stock-in-trade to country sole distributors who has qualified or met their annual purchase quota.  In addition, we will pay for the air tickets and hotel accommodation (room only) for the top ten state distributors, dealers and retailers of each country and the country sole distributor for tourism to a country or destination determined by us.

These wholesalers, dealers and retailers are probably shareholders of the country sole distributor and the country sole distributor is entitled to invest in our business by way of private placement.  Therefore, effective sales and marketing is achieved through strong one on one selling but also effective retail distribution and management.  This is supported by our GEEC Enzyme Club activities for our enzyme consumers whose membership is free of charge.

Concept of Multi-Level Marketing – Franchise Investor Dealer Related (MLM-FIDR) is the direct selling of our range of enzyme products to consumers which products are distributed through a chain of distribution channel, for example, the country sole distributor (importer) will supply the products to appointed state distributors (wholesalers) who re-distribute the products to dealers and retailers.  Dealers can be individuals or companies.  This system requires the country sole distributor, state distributors, dealers and retailers, to all collectively invest in our business while overriding commissions repaid by the country sole distributor all the way down the chain.  This concept does not attract a membership system to sell our products.  The investors were given a franchised dealership to sell our products.

The Multi-Level Marketing-Franchised Investor Dealer Related (MLM-FIDR) is a marketing concept to encourage Sole Country Distributors to market and distribute our ProCellax range of enzyme products in their respective countries by way of franchising dealership (wholesalers and retailers whether they are corporate or individual) under the Sole Country Distributor’s distribution channel, to sell our ProCellax range of enzyme products.  This type of Outlet is called or referred to as the General Outlet.  It is distinguished from other Outlets in the sense that the selling process adopted by the Sole Country Distributor may be in a form of a combination of traditional distribution and/or a partial Multi-Level Networking concept.  The elements in the MLM-FIDR concept are:

1.

The grant of permission to the Sole Country Distributor to establish as many dealerships in their Territory as they think fit and proper under the franchising model: “GEEC – Eat Right, Long Life” banner.  This means that all of their appointed dealers are permitted to label themselves as the “Authorized GEEC Dealer”.  GEEC is one of our Trademarks.

2.

As our Sole Country Distributor, they enjoy in the participation of our GEEC Enzyme Club Members Activities – worldwide, also in the obtainment of enzyme education and exchange of Enzyme Club Members Exchange Program, with or without charge.

3.

To encourage the Sole Country Distributors to put in their effort in the marketing and distribution of our range of enzyme products, we are prepared to consider and permit them, if they wish, to invest in our Company’s business.  In this way, we are able to establish long and fruitful business relationship between GEEC and the Sole Country Distributors.  They become an investor or shareholder of GEEC, if they invest.  This is a long term strategy.  In fact, an objective strategy, beneficial to both parties.

4.

Initially, it is the Sole Country Distributor that will invest in our Company’s business, not their dealers.  But because we intend to become a public company and our Company’s shares may one day be available for purchase on a market or exchange, the Sole Country Distributor may transfer part of their shares to their dealers as an incentive.  As well, their dealers may purchase shares on the open market.  An analogy to this system flow, the dealers may also transfer some of their shares to their individual customers.  As a result of which, at the end of the day, our Company’s shareholder base is expanded by all these investors who are our consumers, dealers appointed by the Sole Country Distributor, and the Sole Country Distributor.

5.

We do not deal with or sell directly to the general public (direct consumer).  Also, we do not deal or sell directly to the dealers that have been appointed by the Sole Country Distributor.  We only deal or sell to Sole Country Distributors.

6.

The MLM-FIDR concept does not attract membership in order to sell which is a must under the Multi Marketing Networking concept.  As well, we do not pay any commissions because we are not selling memberships.

Aside for the general public consumption or General Outlet Category, a country sole distributor each for Special Outlet – Category A, such as the hospital, medical center, clinic, pharmacies and drug stores.  Category B, for the country armed forces and police force, and Category C, for animal and bird racing such as pigeon racing, will be appointed.

To date, through our duly appointed Marketing Agent, Access Management Consulting and Marketing Pte Ltd, we have entered into one sole distributorship agreement in which a distributor with exclusive right has been appointed for the marketing and distribution of our range of enzyme products for human consumption in the territory of the Republic of China (Taiwan).  The agreement was entered into with Taiwan Cell Energy Enzymes Corporation (“TCEEC”), a marketing and distribution company in Taiwan specialized in the promotion and distribution of enzyme products.  The agreement provides that TCEEC will act as the sole distributor for our products in Taiwan and that we will sell them our products so that they can resell the products to the general public in Taiwan.  In addition, TEEC is required to annually purchase a minimum of $2 million or 10,000 cartons of our products, whichever amount is higher.  This is a performance quota.

Our Company’s marketing policy on distribution channels is on the basis of outlet segmentation.  While, there are two types of outlets: General Outlet and Special Outlet.  General Outlet means the mass general market (the general public) that flow our ProCellax range of products for Human Consumption through the MLM-FIDR concept.

In order to successfully promote, market and distribute our range of enzyme products for human consumption throughout the general public, we intend to establish a GEEC Enzyme Club and to educate the general public through a series of enzyme education programs including enzyme club exchange program with other enzyme clubs established elsewhere.

As part of our expansion plans, we have begun to target and hope to make contact formal commitments with other marketing and distribution companies for marketing and distribution of our range of enzyme products for human consumption and animal consumption in targeted countries.  This includes the Special Outlet Category, but there is no guarantee that we will be able to do so.

To date, we have taken the following steps to market our products.

Singapore Market – ProAnilax (Animal Consumption):

Our Sole Marketing Agent in Singapore, Access Management Consulting and Marketing Pte.  Ltd. (“AMCM”) has sourced an interested party, Yahgo Holdings Pte.  Ltd., who wishes to be the ProCellax Sole Country Distributor for Singapore.  However, after we conducted an internal review and understanding of Singapore consumers’ behaviors and buying habits of health supplement products, we determined that it would be more beneficial for us to distribute our products through a pharmaceutical chain store network.  Therefore, AMCM recommended that Guardian Pharmacy, the leading retail chain store in Singapore, with 150 outlets to be our distributor and that we should open up a branch office to service Guardian Pharmacy.  We are currently in discussion with Guardian Pharmacy to reach a distribution agreement.

Once we have registered our Branch Office with the relevant Singapore Authorities, we will apply for an import license from the Agri-Food & Veterinary Authority of Singapore and commence exporting ProAnilax into Singapore.  We believe that marketing and distribution will start sometime in middle of 2012.  We intend to employ a local Singaporean as a Salesman to manage this portfolio covering all other target markets where we do not have a Sole Country Distributor for ProAnilax.

Sri Lanka Market – ProCellax (Human Consumption):

AMCM has sourced and introduced A. Baurs & Co Ltd (a public company listed on the Sri Lanka Stock Exchange) to be the ProCellax Sole Country Distributor for Sri Lanka.  They have submitted the ProCellax range of enzyme products for Product Registration in Sri Lanka and are now waiting for a final Product Classification from the Cosmetic, Devices and Drugs Authority.  We believe that exports to Sri Lanka will occur sometime after middle of 2013.

Sri Lanka Market – ProAnilax (Animal Consumption):

AMCM has sourced and introduced CIC Holdings PLC (“CIC”) (a public company listed on the Sri Lanka Stock Exchange) to be the ProAnilax Sole Country Distributor for Sri Lanka.  A sample of ProAnilax has been given to CIC and shortly they will be submitting ProAnilax to the relevant authority for Product Registration.  We expect that exports will commence once approval sought, which should take approximately 6 months or so.

Other ProCellax Markets – Malaysia, Thailand, China, Macau and Hong Kong:

We will commence Product Registration for ProCellax in these markets sometime after the middle of 2012.  Therefore, we expect export to these markets will commence sometime in 2013.

We now have an office in the United States.  It is situated at Two Allen Center, 1200 Smith Street, Suite 1600, Houston, Texas 77002.  Our telephone number is 713 353 8834.  We pay rent for this office.  We intend to upgrade the present office with employment of suitable qualified personnel to manage the sales administration department and product development department.  We also have plans to recruit an enzymologist and establish a laboratory for enzyme research and development with the view to improve our present range of enzyme products, innovation of new enzyme products and to carry out clinical tests.  Our ability to do all these will depend on our financial condition and our ability to secure additional financing, whether through public or private equity or debt financing, arrangements with security holders or other sources to fund the operations.  However, these sources of additional funding may not be available, or if available, may be on terms unacceptable to us.

Enzyme for Human Consumption

There is a limited enzyme manufacturer in the United States for contract manufacturing for our private label.  On September 21, 2010, we reached an agreement with Specialty Enzymes and Biochemicals Co. (Advanced Supplemental Therapies or AST Enzymes), USA for supplying various types of enzyme product to us under our private label.  Specialty Enzymes and Biochemicals Co. has been in operation since 1957 and is the largest enzyme manufacturer and enzymes provider in the US.

Both enzyme manufacturers operate under ISO 9001:2000 certified manufacturing facilities using advanced fermentation technologies.

Subsidiaries

As of January 8, 2013 we have two subsidiaries GEECIS, which is incorporated in Sri Lanka and Genufood Enzymes (S) Pte Ltd., which is incorporated in the Republic of Singapore.

Intellectual Property

We have engaged a patent and trademark attorney to file various trademarks on our behalf.  On February 21, 2011, three applications, namely, ProCellax, ProAnilax, and GEEC have been filed with the United States Patent and Trademark Office In addition, we have also filed the three trademarks application in Thailand, Taiwan, Hong Kong, Macau, Singapore, Sri Lanka, Malaysia and China.  We may also file in other jurisdictions, but have not done so yet.

We do not own any patents but the following trademarks belong to us:

•

ProCellax-FG1

•

ProCellax-SP

•

ProCellax-E2AF

•

ProCellax-E

•

ProCellax-SNU

•

ProCellax-DG1

•

ProCellax-DG2

•

ProCellax VDIHF

•

ProAnilax-SP3

•

ProAnilax-EPET

•

ProAnilax-SW1013

•

ProAnilax-SEB

•

ProAnilax-AFL2500

Research and Development Expenditures

We have not spent any amounts on research and development activities since our inception.  Our planned expenditures for our operation and exploration programs are summarized under the section of this Annual Report entitled “Management Discussion and Analysis of Financial Condition and Results of Operations.”

Government Regulations

Our current and future operations are or will be subject to various laws and regulations in US, Asia and other countries in which we do or will conduct our activities.  To ensure that our operations are conducted in full and substantial regulatory compliance, as part of our current internal procedures and policies, we will verify and ensure that the OEM manufacturers we contracted in the US have obtained the ISO 9001:2000 certification and to qualify for health food supplement regulations in the Asian and Asean regions.  In Taiwan and other countries such as China, Hong Kong, Macau, Singapore, Malaysia, Thailand and Sri Lanka, enzyme products are classified as “Food Supplement” and are regulated or governed by the Ministry of Health.

Our ProCellax range of enzyme products come under "Dietary Supplement" in all the target markets that we intend to enter.  In Thailand, for example, the compliance procedures are as follows:

1.

Firstly, is to file Trademark Application with the Thailand Trademark Office;

2.

Secondly, we will supply sample, product specifications and quality assurance certification to our appointed Sole Country Distributor.  The importer, will then apply for the Product License along with the sample, product specifications and quality assurance certification by way a product registration process with the Food and Drug Authority, Ministry of Health, Thailand.

3.

Once the Product License is sought, the importer can then commence to import our products.  The Product License is deemed to be the Import License.

All target markets (countries) have similar procedures.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both.  Moreover, changes in any of these laws and regulations could have a material adverse effect on business.  In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

It is important to note that there are no actual Statement of Claim of any health benefits on any of our product’s labels.  If we were to have a Statement of Claim on the label, the product could be classified as a medicine, drug or herb, which would require additional regulation.  In all of our target countries, health safety regulations imposed by each relevant Health Authority for food grade enzyme products are all the same.  We do not intend to have any Statement of Claim on any of our labels.

Currently we do not have substantial operations and believe that once we do have substantial operations, we will comply in all material respects with applicable laws and regulations, and that the existence and enforcement of such laws and regulations have no more restrictive an effect on our operations than on other similar companies in the enzyme industry.  We do not anticipate any material capital expenditures to comply with federal and state environmental requirements.

US Regulations

Our operations are or will be subject to various types of regulation at the federal, state and local levels.

Employees and Consultants

As of September 30, 2012, we did not have any full time or part time employees.  Our Chief Executive Officer works as a part time consultant in the areas of business development and management, contributing approximately 40 hours per week to our operations.  We currently engage independent contractors in the areas of accounting, legal, auditing services, investment banking and corporate development.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have an executive office located at Two Allen Center, 1200 Smith Street, Suite 1600, Houston, Texas 77002.

Item 3.  Legal Proceedings

We know of no material pending or active legal proceedings to which we are a party or concerning any of our properties.  We are not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “GFOO.OB”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on June 5, 2012.  As of January 8, 2013, no shares have traded on the OTCBB and therefore there is currently no market price for our common shares.

Holders

As of January 8, 2013, there were approximately 56 holders of record of our common stock.

Dividends

We did not issue any stock dividends during our fiscal year ended September 30, 2012.

Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities which were not previously reported in our quarterly filings for fiscal 2012.

Use of Proceeds from Sale of Registered Securities

None during the fiscal year ended September 30, 2012.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

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

We have only recently begun our current operations, have earned nominal revenues and have accumulated a net loss of $971,082 from June 21, 2010 (date of inception) to September 30, 2012.

We are a start-up stage corporation with limited operations and limited revenues from our business operations.  Our auditors have issued us with a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to fund our operations.  Our only source of cash at this time is investments by others in our company.  We must raise cash to implement our plan of operation.

RESULTS OF OPERATIONS

Working Capital

	September 30,	September 30,
	2012 $	2011 $
Current Assets	1,272,772	571,125
Current Liabilities	140,386	83,442
Working Capital Surplus	1,132,386	487,683

Cash Flows

	Year ended September 30, 2012 $	Year ended September 30, 2011 $

Cash Flows from (used in) Operating Activities	(531,730)	(174,106)
Cash Flows from (used in) Investing Activities	(9,401)	(28,525)
Cash Flows from (used in) Financing Activities	1,168,405	708,106
Effect of exchange rate changes on cash during period	(4,111)	(388)
Net Increase (decrease) in Cash During Period	623,163	505,087

Operating Revenues

During the year ended September 30, 2012 we earned revenues of $60,993, compared to revenues of $120,558 for the year ended September 30, 2011.  From inception to September 30, 2012, we have earned total revenues of $181,551.

Cost of Goods Sold and Gross Margin

During the year ended September 30, 2012 we spent a total of $43,168 on cost of goods sold, compared to $69,555 for the year ended September 30, 2011.  From inception to September 30, 2012, we have spent $112,723 on cost of goods sold.

During the year ended September 30, 2012, our gross margin was $17,825, compared to $51,003 for the year ended September 30, 2011.  From inception to September 30, 2012, our gross margin was $68,828.

Operating Expenses and Net Loss

During the year ended September 30, 2012, we incurred operating total expenses of $461,776 compared with total operating expenses of $555,956 during the year ended September 30, 2011.  From inception to September 30, 2012 we have incurred total operating expenses of $1,041,669.

For the year ended September 30, 2012, we incurred a net loss of $442,755 compared with a net loss of $504,381 for the year ended September 30, 2011.  From inception to September 30, 2012, we incurred a net loss of $971,082.

Liquidity and Capital Resources

As at September 30, 2012, we had a cash balance of $1,166,927 and total assets of $1,341,493 compared with $543,764 of cash and total assets of $599,332 as at September 30, 2011.  The increase in cash was due to proceeds received from the issuance of common shares and the increase in total assets was due to the acquisition of inventory.

As at September 30, 2012, we had total liabilities of $140,386 compared with total liabilities of $83,442 at September 30, 2011.  The increase in total liabilities was attributed to accounts payable to a related party as well as accrued expenses.

As at September 30, 2012, we had a working capital surplus of $1,132,386 compared with a working capital surplus of $487,683 as at September 30, 2011.  The increase in working capital surplus was due to our increased cash holdings during the year.

Cashflow from Operating Activities

During the year ended September 30, 2012, we used cash of $531,730 for operating activities as compared to use of $174,106 during the year ended September 30, 2011.  The increase in cash used for operating activities during the year was due to payment of outstanding day-to-day obligations incurred during the year.

Cashflow from Investing Activities

During the year ended September 30, 2012 we used cash of $9,401 in investing activities compared to use of $28,525 during the year ended September 30, 2011.

Cashflow from Financing Activities

During the year ended September 30, 2012, we received proceeds of $1,168,405 from financing activities compared with $708,106 during the year ended September 30, 2011.  The increase is attributed to proceeds of $888,700 from the issuance of common shares and $279,705 in capital contribution by shareholders.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 8.  Financial Statements and Supplementary Data

Genufood Energy Enzymes Corp.

(A Development Stage Company)

September 30, 2012

(Expressed in US dollars)

Index

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statement of Stockholders’ Equity (Deficit)

F-4

Statements of Cash Flows

F-7

Notes to the Financial Statements

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Genufood Energy Enzymes Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Genufood Energy Enzymes Corp. (a development stage company) as of September 30, 2012 and 2011, and  the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended and for the period from inception (June 21, 2010) through September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genufood Energy Enzymes Corp. as of September 30, 2012 and 2011, and the results of its operations, changes in stockholders' equity and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a cumulative net loss from operations of $971,082 and might have insufficient working capital to finance the Company’s business plan for the next twelve months. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 9, 2013

GENUFOOD ENERGY ENZYMES CORP
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	September 30, 2011
ASSETS
Current assets
Cash	$1,166,927	$543,764
Prepaid expenses	804	24,680
Tax receivable	10,764	-
Other receivable	142	-
Other receivable – related party	393	-
Inventory	93,742	2,681
Total current assets	1,272,772	571,125

Computer equipment and software, net of accumulated depreciation	5,476	2,386
Intangibles and other assets
Trademarks, net of accumulated amortization	28,524	25,821
Security deposit asset	34,721	-
Total intangibles and other assets	63,245	25,821

Total assets	$1,341,493	$599,332

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,180	$18,672
Accounts payable to related party	74,467	3,169
Accrued expenses	49,739	1,001
Customer deposit	-	60,600
Total current liabilities	140,386	83,442

Total liabilities	140,386	83,442

Stockholders' equity
Common Stock, $0.001 par, 500,000,000 shares authorized. 393,308,472 shares issued and outstanding at September 30, 2012 and 383,308,472 at September 30, 2011	393,308	383,308
Additional paid in capital	3,891,010	661,297
Subscription receivable	(2,111,300)	-
Deficit accumulated during development stage	(971,082)	(528,327)
Accumulated other comprehensive income	(829)	(388)
Total stockholders' equity	1,201,107	515,890

Total liabilities and stockholders' deficit	$1,341,493	$599,332

The accompanying notes are an integral part of these consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended September 30, 2012	June 21, 2010 (Inception) through September 30, 2012
Revenue
Related party revenue	$ 60,993	$ 120,558	181,551
Total revenue	-

Cost of goods sold
Product costs	33,750	66,966	100,716
Label costs	9,418	2,589	12,007
Total cost of goods sold	43,168	69,555	112,723
Gross margin	17,825	51,003	68,828
Expenses
Sales commission expenses	28,117	24,112	52,229
Compensation to distributors	-	274,705	274,705
Product label design	8,818	4,290	13,108
Advertising & business promotion	29,041	4,331	33,372
Website design	15,962	10,950	26,912
Bank service charge	2,879	2,618	5,627
Computer and internet expenses	659	-	810
Filing fees	7,639	5,156	13,633
License and permits	1,410	633	4,988
Meals and entertainment	5,067	338	5,966
Office supplies	1,164	663	1,858
Rent expense	39,810	6,631	47,232
Transfer agent fees	3,793	6,023	19,816
Travel expense	30,919	17,344	48,263
Professional fees	240,858	189,397	438,755
Postage & shipping	354	439	793
Telephone expense	1,108	765	1,873
AGM & board meeting expenses	17,072	7,243	24,315
Depreciation expense	886	318	1,204
Amortization expense	2659	-	2,659
Payroll expenses	23,084	-	23,084
Medical expenses	215	-	215
Courses and seminars	72	-	72
Insurance expenses	180	-	180
Total operating expenses	461,766	555,956	1,041,669
Total operating loss	(443,941)	(504,953)	(972,841)
Other income
Interest income	1,140	572	1,713
Foreign Currency Exchange Gain/Loss	46	-	46
Net loss	(442,755)	(504,381)	(971,082)
Foreign currency translation adjustment	441	(388)	86
Comprehensive loss	(442,314)	(504,769)	(970,996)
Weighted average number of common shares outstanding-basic and diluted	387,862,762	292,075,595
Net loss per share-basic and diluted	(0.00)	(0.00)

The accompanying notes are an integral part of these consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common stock	Additional paid in capital	Subscription Receivable	Deficit accumulated during the development stage	Accumulated other comprehensive loss	Total
	Shares
Balance at June 21, 2010 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash	308,472	308	46,692	-	-	-	47,000
Common stock issued to founders for cash	58,000,000	58,000	-	-	-	-	58,000
Capital contribution by shareholders	-	-	4,500	-	-	-	4,500
Common stock issued for offering costs	150,000,000	150,000	(150,000)	-	-	-	-
Cash paid for offering costs	-	-	(100,000)	-	-	-	(100,000)
Cash owed for offering costs ($200,000 paid in cash and $50,000 converted into shares in fiscal 2011)	-	-	(250,000)	-	-	-	(250,000)
Net loss	-	-	-	-	(23,946)	-	(23,946)
Balance at September 30, 2010	208,308,472	$208,308	$(448,808)	$-	$(23,946)	$-	$(264,446)
Common stock issued for cash-	125,000,000	125,000	875,000	-	-	-	1,000,000
Capital contribution by shareholders	-	-	5,400	-	-	-	5,400
Cash paid for offering costs	-	-	(45,000)	-	-	-	(45,000)
Convertible accounts payable owed to related party converted into common shares	50,000,000	50,000	-	-	-	-	50,000
Foreign currency translation adjustment	-	-	-	-	-	(388)	(388)
Stock compensation to distributors	-	-	274,705	-	-	-	274,705
Net loss	-	-	-	-	(504,381)	-	(504,381)
Balance at September 30, 2011	383,308,472	$383,308	$661,297	$-	$(528,327)	$(388)	$515,890
Common stock issued for cash-	10,000,000	10,000	2,990,000	(2,111,300)	-	-	888,700
Collection of contribution from shareholders	-	-	279,705	-	-	-	279,705
Cash owed for offering costs	-	-	(39,992)	-	-	-	(39,992)
Net loss	-	-	-	-	(442,755)	-	(442,755)
Foreign currency translation adjustment	-	-	-	-	-	(441)	(441)
Balance at September 30, 2012	393,308,472	$393,308	$3,891,010	$(2,111,300)	$(971,082)	$(829)	$1,201,107

The accompanying notes are an integral part of these consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP (Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Twelve Months Ended September 30, 2012	Twelve Months Ended September 30, 2011	From June 21, 2010 (Inception) through September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(442,755)	$(504,381)	$(971,082)
Adjustments to reconcile net loss to net cash:
Depreciation	886	318	1,204
Amortization - trademarks	2,659	-	2,659
Stock compensation to distributors	-	274,705	274,705
Change in operating assets and liabilities:
Prepaid expenses	18,964	(18,242)	(5,716)
Inventory	(82,999)	(2,681)	(85,680)
Other receivables	(142)	-	(142)
Other receivables – Related Party	(393)	-	(393)
Other assets	(44,493)	-	(44,493)
Accounts payable	(2,492)	14,905	16,180
Accounts payable to related party	70,634	(331)	73,803
Accrued expenses	9,001	1,001	10,002
Customer deposits	(60,600)	60,600	-
Net cash used in operating activities	(531,730)	(174,106)	(728,953)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment & software	(4,039)	(2,704)	(6,743)
Cash paid for trademark registration	(5,362)	(25,821)	(31,183)
Net cash used in investing activities	(9,401)	(28,525)	(37,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	888,700	1,000,000	1,935,700
Proceeds from sale of common shares to founders	-	-	58,000
Cash paid for offering costs	-	(245,000)	(345,000)
Capital contribution by shareholders	279,705	5,400	289,605
Advances to related party, net	-	(52,294)	-
Net cash provided by financing activities	1,168,405	708,106	1,938,305

Effect of exchange rate changes on cash and cash equivalents	(4,111)	(388)	(4,499)

NET INCREASE (DECREASE) IN CASH	623,163	505,087	1,166,927
CASH AT THE BEGINNING PERIOD	543,764	38,677	-
CASH AT THE END OF THE PERIOD	$1,166,927	$543,764	$1,166,927

Supplemental disclosure of cash flow information
Non-cash financing activities:
Cash owed for offering costs to related party	$39,992	$-	$289,992
Shares issued for offering costs	$-	$-	$150,000
Convertible accounts payable owed to related party – converted to shares	$-	$50,000	$50,000
Issuance of stock payable	$-	$600,000	$600,000
Subscription receivable	$2,111,300	$-	$2,111,300

The accompanying notes are an integral part of these consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP

 (A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

GenuFood Energy Enzymes Corp., USA (the “Company” or “GEEC”) was incorporated under the laws of the State of Nevada on June 21, 2010.  GEEC is a start-up company and its main focus is to promote market, distribute and export a range of enzyme products for human and animal consumption manufactured in the Unites States for the Asian and ASEAN markets.  The Company is the owner of the following trademarks, ProCellax and ProAnilax.  These trademarks and GEEC as a trademark have been filed with the United States Patent and Trademark Office and registered with China (PRC), Hong Kong, Macau, Taiwan and Singapore.  Similarly, these trademarks have been filed with the jurisdictions of Thailand, Malaysia, and Sri Lanka.

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

On May 24, 2011, GEEC Internet Sales (Private) Limited (“GEECIS”), a wholly owned subsidiary of GEEC, was established in the Democratic Socialist Republic of Sri Lanka.  GEECIS is established initially to be responsible for GEEC’s internet sales worldwide, but recently its role has been changed to that of a Sole Country Distributor.

 On February 13, 2012 the Company invested and incorporated a wholly owned subsidiary company, GEEC Enzymes (S) Pte Ltd (GESPL) in Singapore with a view to be the Sole Country Distributor for ProCellax and ProAnilax in Singapore. GESPL has started initial test marketing for the range of ProCellax enzymes products.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s audited consolidated financial statements included herein have been prepared in accordance with US GAAP and pursuant to the rules of the SEC.  The Company believes that the presentations and disclosures herein are adequate for a fair presentation.

Development Stage Activities

The accompanying consolidated financial statements have been prepared in accordance with ASC 915-10-05, Development Stage Entities.  A development - stage company is one in which planned principal operations have not commenced or, if its operations have commenced, but there have been no significant revenues.

Use of Estimates

The preparation of the audited consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Foreign Currency Translation and Transactions

The reporting and functional currency of GEEC is the United States Dollar (“U.S. dollar”).  The functional currency of GEECIS, a wholly owned subsidiary of GEEC, is the Sri Lanka Rupee (“LKR”).  The functional currency of GESPL, a wholly owned subsidiary of GEEC, is the Singapore Dollar (“SGD”).

For financial reporting purposes, the financial statements of the Company’s Sri Lanka subsidiary, which are prepared using the LKR, are translated into the Company’s reporting currency, the U.S. dollar.  Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.0077 as of September 30, 2012 and 0.0091 as of September 30, 2011, respectively.  Revenue and expenses are translated using average exchange rates prevailing during each reporting period.  The average exchange rate of 0.0081 and 0.0091 was used to translate revenues and expenses for the year ended September 30, 2012 and September 30, 2011, respectively.  Stockholders’ equity is translated at historical exchange rates.  Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, the U.S. dollar.  Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.8145 as of September 30, 2012.  Revenue and expenses are translated using average exchange rates prevailing during each reporting period.  The 0.7964 average exchange rate was used to translate revenues and expenses for the reporting period ended September 30, 2012.  Stockholders’ equity is translated at historical exchange rates.  Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the statements of operations.

No representation is made that the LKR or SGD amounts could have been, or could be converted into U.S. dollar at the above rates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company places the majority of its cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  As of September 30, 2012, the Company had $1,166,927 cash in banks, $598,228 and $485,270 of which with two financial institutions, which is $583,498 in excess of FDIC limit.  As of September 30, 2011, the Company had $543,764 cash in banks, $524,030 of which with one financial institution, which is $274,030 in excess of FDIC limit.  The Company mitigates this concentration of credit risk by monitoring the credit worthiness of financial institutions and its customers.

In October 2008, the Federal government temporarily increased the FDIC insured limits up to a maximum of $250,000 per depositor until January 1, 2014, after which time the insured limits will return to $100,000.

Cash and cash equivalents which are held in foreign banks were $83,429 and $2,905 as of September 30, 2012 and September 30, 2011, respectively.  For Singapore’s operation, the Company placed its cash and cash equivalents denominated in Singapore Dollars with financial institutions that are insured by the Singapore Deposit Insurance Corporation (“SDIC”) up to Singapore Dollar 50,000.  For Sri Lanka’s operation, the Company placed its cash and cash equivalents denominated in Sri Lanka Rupee with financial institutions that are insured by the Sri Lanka Deposit Insurance Scheme (“SLDIS”) up to Sri Lanka Rupee 200,000.  As of September 30, 2012 and 2011, $23,850 and $2,905 was insured, respectively.

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

Inventories

The Company’s inventories include enzyme products, packaging and labeling materials.  Inventories are stated at the lower of cost or market value.  Cost is determined using weighted average cost method.  As of September 30, 2012 and September 30, 2011, the Company had inventory balances of $93,742 and $2,681, respectively, which was comprised solely of enzyme products, packaging and labeling materials.

Intangible Assets

The Company’s intangible assets consist primarily of trademarks, which are carried at amortized cost.  The company capitalizes filing and legal fees related to the trademark registration.  All trademarks have legal lives from 7 to 10 years and are amortized over their respective legal lives upon approval (see Note 5-Trademarks).

The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets.  If these estimates change in the future, the Company may be required to record impairment charges for these assets.  As of September 30, 2012 and September 30, 2011, no impairment indicators were prevalent.

Security Deposit Asset

The security deposit is a refundable deposit, lodged with the Sampath Bank, for a facility to receive internet sales funds.  In the event this facility was not obtained and instructions have been given to the Bank to refund the deposit.  On April 17, 2012, the security deposit with Sampath Bank has been withdrawn and the fixed deposit account closed.

During the year ended September 30, 2012, the Company paid a refundable security deposit of $1,652 to a consulting company. During the year ended September 30, 2012, GESPL paid a refundable security deposit of $20,851 for the lease of office premises. GESPL paid a security deposit of $12,218 for goods and services tax registration.

Customer Deposit

The customer deposit represents money received by the Company in advance and will not be recognized as revenue until the products are shipped to customer.  On September 22, 2012, the Company shipped the products to customer.  As of September 30, 2012 and September 30, 2011, the Company recorded customer deposits of $0 and $60,600, respectively.

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

The Company’s PP&E as of September 30, 2012 and September 30, 2011 consisted of computer equipment and software with useful lives of five and three years, respectively.  Depreciation is computed using the straight line method over the estimated useful lives.

Fair Value of Financial Instruments

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

The Company had no instruments re-measured to fair value on a recurring or non-recurring basis as of September 30, 2012 or September 30, 2011.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents.  In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  For the twelve months ended September 30, 2012 and 2011, the company didn't have any potentially dilutive securities.

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

During the year ended September 30, 2011, the Company recorded $274,705 of stock-based compensation to a distributor and $0 of stock-based compensation to employees.  No stock based compensation was recorded during the year ended September 30, 2012.

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

Recently Issued and Newly Adopted Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04.  The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.  These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements.  The amendments in this update will be effective for fiscal periods beginning after December 15, 2012.  The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03.  This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.  The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02.  This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

NOTE 3 – GOING CONCERN

The Company is a development stage company and has incurred a cumulative net loss since inception of $971,082.  As of September 30, 2012, the Company had a positive working capital of $1,132,386, which, however, might be insufficient to finance the Company's business plan for the next twelve months.  Due to the start-up nature, the Company expects to incur additional losses in the immediate future.  To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of common stock.  The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and attain profitable operations.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) as of September 30, 2012 and September 30, 2011 consisted solely of the computer equipment and software with useful life of 5 and 3 years, respectively.  Balances for the PP&E as of September 31, 2012 and September 30, 2011 were as follows:

	September 30, 2012	September 30, 2011
Computer equipment & software	$6,664	$2,704
Less: accumulated depreciation	(1,188)	(318)
Property, plant and equipment, net	$5,476	$2,386

Depreciation expense for the twelve months ended September 30, 2012 and 2011 was $886 and $318, respectively.

NOTE 5 – TRADEMARKS

The Company filed applications for trademarks on three of its products in their target markets: the United States, Singapore, Thailand, Hong Kong, Taiwan, Macau, Sri Lanka and Malaysia.  As of September 30, 2012, the registration for all three products was completed in the United States, China (PRC), Hong Kong, Taiwan, Macau and Singapore, and still pending in other target markets.  As of September 30, 2012 and September 30, 2011, the Company capitalized trademark costs of $31,183 and $25,821, respectively.  Accumulated amortization at September 30, 2012 and September 30, 2011 was $2,659 and $0, respectively.  During the twelve months ended September 30, 2012 and 2011, the Company recorded trademark amortization expense of $2,659 and $0.  All trademarks have legal lives from 7 to 10 years and are amortized over their respective legal lives upon approval.

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

On July 6, 2010, 150,000,000 shares were issued to a consultant for services directly related to the S-1 registration and offering.  These shares were valued at $0.25 per share and recorded as a reduction to additional paid- in capital due to it being an offering cost of the future S-1 offering.  As a result of this transaction, additional paid in capital was reduced for the value of the shares equal to $37,500,000.  This reduction was offset by recording an increase to common stock according to the par value of the shares issued equal to $150,000, and increasing additional paid in capital by $37,350,000.  Due to the offsetting entries to additional paid in capital from the transaction, the net effect on equity was a reduction to additional paid in capital for $150,000 and an increase to the value of common stock for $150,000.  In addition to this share issuance, the Company issued an additional 50,000,000 shares to the consultant for offering costs.  The 50,000,000 additional shares were issued to convert the $50,000 payable owed to the consulting company (see Note 8).  Through March 31, 2012, the Company paid a total of $345,000 cash to this consultant for offering costs.  As of September 30, 2012 and September 30, 2011, nothing additional is owed to the consultant related to the S-1 registration and offering.

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

In December of 2011 the Company’s distributor Taiwan Cell Energy Enzymes Corporation (“TCEEC”) agreed to contribute $279,705 related to subsequent valuations of the shares originally purchased by the distributor for $1,000,000.  The Company collected the full $279,705 during the year ended September 30, 2012 inclusive of $5,000 paid to the valuer as professional fees.

During the year ended September 30, 2012 the Company sold 10,000,000 shares for $0.30 per share for total proceeds of $3,000,000.  Of this amount, $888,700 was collected during the year and the remaining $2,111,300 was held as a subscription receivable at September 30, 2012.  The remaining amount is due in April of 2013 from TCEEC per the related signed promissory note agreement between both parties.

As of September 30, 2012, $39,992 was accrued as an offering cost due to the cost being directly related to the funds raised during the year then ended.

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

During the year ended September 30, 2011, the Company’s President, Chief Executive Officer, Chief Financial Officer, and director, Mr.  Yi Lung Lin paid some operating expenses on behalf of the Company.  The amounts due to him for these expenses were $1,250 and $3,169 as of September 30, 2012 and September 30, 2011, respectively.

During the twelve months ended September 30, 2012, the Company paid one of the directors of GEECIS $11,550 for IT consulting services.

During the twelve months ended September 30, 2012, the Company reimbursed one of the directors of GEECIS $8,076 for rent and utilities in Sri Lanka.

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

During the year ended September 30, 2012 and September 30, 2011, the Company recognized $60,993 and $120,558, respectively, in related party revenue from its customer TCEEC who is controlled by one of the Company’s directors Ken Wen Hsu.

During the twelve months ended September 30, 2012, the Company collected $279,705 of contribution receivable of capital from its customer TCEEC who is controlled by the Company director Ken Wen Hsu.

During the year ended September 30, 2012, the Company received a total of $850,000 from TCEEC for 2,833,333 shares issued to them during the year then ended.  TCEEC owed an additional $2,111,300 to the Company as of September 30, 2012 for 7,037,667 shares issued during the year then ended.

During the year ended September 30, 2012, the Company received a total of $9,000 from Access Equity Capital Management, a company controlled by Mr. Yi Lung Lin, in consideration of 30,000 shares issued to them.

On February 15, 2012 the Board approved the appointment of Access Management Consulting and Marketing Pte Ltd (AMCM) to provide bookkeeping services in replacement of Albeck Financial Services.  The Company’s President is also the Managing Director of AMCM.

On September 6, 2012, the Board approved a monthly salary of $5,000 to the Company’s President, Yi Lung Lin commencing September 1, 2012.

On September 21, 2012, the Board approved the engagement of Millar & Smith PLLC as the immigration lawyer to provide immigration legal service and to apply L-1 visa for the Company’s President, YI Lung Lin and L-2 visa for his wife, Wang Huei Ling.

As of September 30, 2012, and as of September 30, 2011 there were amounts due to related parties of $74,467 and $3,169 respectively.

As of September 30, 2012, $39,992 was accrued as an offering cost owed to the consulting company controlled by Mr. Yi Lung Lin.

NOTE 8 – INCOME TAXES

At September 30, 2012, the Company has available for federal income tax purposes a net operating loss carry forward from the year ended September 30, 2012, of approximately $693,392, that may be used to offset future taxable income.  The net operating loss carry forward expires beginning the year 2031.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years.

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

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

September 30, 2012		September 31, 2011
Statutory federal income tax rate	(34.0%)	(34.0%)
Change in valuation allowance	34.0%	34.0%
Effective tax rate	0.0%	0.0%

The Company had deferred income tax assets as of September 30, 2012 and 2011 as follows:

	2012	2011
Deferred Tax assets:
Net operating loss carried forward	$242,687	$88,610

Less: Valuation allowance	(242,687)	(88,610)
Gross deferred tax asset	$-	$-

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1.  The Company recognized no increase in the liability for unrecognized tax benefits.  The company has no uncertain tax position at September 30, 2012 or 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at September 30, 2012 or 2011.  The Company’s utilization of any net operating loss carry forward may be unlikely due to its’ continuing losses.

As of September 30, 2012, the Company has tax receivable balance of $10,764.  The tax receivable is related to the goods and services tax (“GST”) refund claimable from Singapore by the Singapore operations in fiscal year 2012.  The Company recorded the amount as a current asset and offset such asset upon receiving refund from the tax authority without impacting revenues or expenses.

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

The Company leases a virtual office.  The original lease term was from July 14, 2010 through July 31, 2011, and was a subject to the annual renewal.  The lease was renewed for another year through July 14, 2012. During the year ended September 30, 2012, the Company leased a virtual office. The original lease term was from September 1, 2012 through October 31, 2013, and was subject to the annual renewal. During the year ended September 30, 2012, GESPL entered into a lease agreement for office premises. The lease term was from October 1, 2012 through March 31, 2013. GESPL has the option to renew the lease at the expiration of the lease.

Fiscal year end 9/30:

2013	$27,828
2014	$219
2015	$ -
2016	$ -
2017	$ -

NOTE 11 - SUBSEQUENT EVENTS

On December 19, 2012, the Company entered into a Service Agreement with Access Management Consulting and Marketing Pte Ltd, Singapore for human resource services.

On December 19, 2012, the Company entered into a Service Agreement with Access Management Consulting and Marketing Pte Ltd, Singapore for products development services.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of September 30, 2012.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have a material weakness that relates to the lack of segregation of duties in our financial reporting process and we utilize outside third party consultants.  We do not have a separately designated audit committee.  This weakness is due to our lack of excess working capital to hire additional staff.  To remedy this material weakness, we intend to engage an internal accountant to assist with financial reporting as soon as our finances will allow.

Our closing process is deficient in assuring accurate information and complete disclosures without assistance from our auditors.

M&K CPAS, PLLC, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control and Financial Reporting

During the quarter ended September 30, 2012 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors.  Our Board of Directors has fixed the number of directors at three.

Our current directors and officers are as follows:

Name	Age	Position
Yi Lung Lin	60	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer

The directors will serve as directors until our next shareholder meeting or until a successor is elected who accepts the position.  Officers hold their positions at the will of the Board of Directors.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Yi Lung Lin, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Lin has been our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since our inception on June 21, 2010.  Mr. Lin is a Chartered Marketer (UK), Chartered Manager (UK) cum Accountant (UK) and a banker by profession.  He is also currently a final stage 4 student of the Nottingham Law School (UK), undergoing the LL.B (Hons) law degree course.  He has been accepted to do the Master of Law (LLM) with the Thomas Jefferson School of Law, California, USA.  After his professional accountancy studies, he has been employed by international organizations like SKF and Nestle as their accountant.  He then ventured into the financial services businesses for more than 10 years.  From July 1994 to November 2009, he became the duly appointed Trade Commissioner for the Republic of Vanuatu to head the Vanuatu Trade Office in New Zealand and then, to responsible for the Vanuatu Trade Office in Taiwan.  Prior to his retirement as the Vanuatu Trade Commissioner, he has been appointed by the President of the Sanma Province, Vanuatu as the Ambassador.  From June 2009 to present, Mr. Lin has been the chairman and managing director of Access Finance and Securities (NZ) Limited – (“AFS’), a financial institution duly incorporated under the laws of New Zealand providing offshore merchant banking/investment banking services in the area associated and/or incidental to capital markets – taking companies public in the US, mergers and acquisitions, securities placement agent service and underwriting securities.  He is also the President and Managing Director of other companies under the AFS Group of Companies, namely, Access Equity Capital Management Corp, USA and Access Management Consulting and Marketing Pte Ltd, Singapore.

Other than as disclosed above, our directors currently do not serve on the boards of other public companies.

Significant Employees

There are no individuals other than our executive officer who make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

 being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended September 30, 2012 were filed.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to implement a code of ethics.

Director Nominees

As of September 30, 2012 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors.  Our Board of Directors has determined that we do not presently need an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee.  Our Board of Directors has determined that the cost of hiring a financial expert to act as one of our directors and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”).  None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended September 30, 2012.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Yi Lung Lin, President, CEO, CFO, Secretary, Treasurer and Director (1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1)

Yi Lung Lin is our President, CEO, CFO Secretary, Treasurer and a director.

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of September 30, 2012, we did not have any unexercised stock options held by any of our shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of January 8, 2013, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of January 8, 2013, there were 35,800,000 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (6)
Common	Yi Lung Lin (1) Two Allen Center 1200 Smith Street, Suite 1600 Houston, Texas 77002	150,030,000 (2)	39.1%
Common	Chen Wen Hsu (3) Two Allen Center 1200 Smith Street, Suite 1600 Houston, Texas 77002	138,718,200	35.3%
	All Executive Officers and Directors as a Group	288,748,200	73.4%
Common	Huei-Ling Wang (4) Two Allen Center 1200 Smith Street, Suite 1600 Houston, Texas 77002	38,625,000	9.8%
Common	I-Jen Chen (5) 7F, No. 1930, Yucheng Road Gushan District Kaohsiung City, 804 Taiwan	20,010,000	5.1%
Common	Yi-Chou Chen (5) 17F, No. 265, Meishu East 2nd Road Gushan District Kaohsiung City, 804 Taiwan	20,010,000	5.1%

(1)

Yi Lung Lin is our President CEO, CFO Secretary, Treasurer and a Director.

(2)

Mr. Lin’s beneficial ownership includes 50,030,000 shares held by Access Equity Capital Management Corp. and 100,000,000 shares held by Access Finance and Securities (NZ) Limited, both companies which Mr. Lin has voting and investment control over.

(3)

Chen Wen Hsu is a director on our Board of Directors.  Mr. Hsu’s beneficial ownership includes 3,847,200 shares held in his own name and 134,871,000 shares held by Taiwan Cell Energy Enzymes Corp., a company Mr. Hus has voting and investment control over.

(4)

Huei-Ling Wang is the wife of our President Yi Lung Lin.

(5)

Former director

(6)

Calculated based on issued and outstanding shares of 393,308,472 as January 8, 2013.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function.  It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation.  Each of our directors is also is a senior officer of the company.

Compensation Committee Report

Our Board of Directors as a whole has revised and discussed the compensation discussion and analysis disclosed in this Form 10-K and based on this review and discussion, has determined that the disclosure be included in this annual report.

Compensation of Directors

We do not pay our directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Change of Control

As of September 30, 2012 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the twelve months ended September 30, 2012, the Company paid one of the directors of GEECIS $11,550 for IT consulting services.

During the twelve months ended September 30, 2012, the Company reimbursed one of the directors of GEECIS $8,076 for rent and utilities in Sri Lanka.

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

During the year ended September 30, 2012 and September 30, 2011, the Company recognized $60,993 and $120,558, respectively, in related party revenue from its customer TCEEC who is controlled by one of the Company’s directors Chen Wen Hsu.

During the twelve months ended September 30, 2012, the Company collected $279,705 of contribution receivable of capital from its customer TCEEC who is controlled by the Company director Chen Wen Hsu.

During the year ended September 30, 2012, the Company received a total of $850,000 from TCEEC for 2,833,333 shares issued to them during the year then ended.  TCEEC owed an additional $2,111,300 to the Company as of September 30, 2012 for 7,037,667 shares issued during the year then ended.

During the year ended September 30, 2012, the Company received a total of $9,000 from Access Equity Capital Management, a company controlled by Mr. Yi Lung Lin, in consideration of 30,000 shares issued to them.

On February 15, 2012 the Board approved the appointment of Access Management Consulting and Marketing Pte Ltd (AMCM) to provide bookkeeping services in replacement of Albeck Financial Services.  The Company’s President is also the Managing Director of AMCM.

On September 6, 2012, the Board approved a monthly salary of $5,000 to the Company’s President, Yi Lung Lin commencing September 1, 2012.

On September 21, 2012, the Board approved the engagement of Millar & Smith PLLC as the immigration lawyer to provide immigration legal service and to apply L-1 visa for the Company’s President, YI Lung Lin and L-2 visa for his wife, Wang Huei Ling.

As of September 30, 2012, and as of September 30, 2011 there were amounts due to related parties of $74,467 and $3,169 respectively.

As of September 30, 2012, $39,992 was accrued as an offering cost owed to the consulting company controlled by Mr. Yi Lung Lin.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of our total assets for the last fiscal year.

Director Independence

The OTC Bulletin Board on which our common shares are listed on does not have any director independence requirements.  We also do not have a definition of independence as our directors also hold positions executive officer positions with us.  Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regards to this definition.

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Manning Elliott for the audit of our consolidated annual financial statements for the years ended September 30, 2011 and September 30, 2012 and any other fees billed for other services rendered M&K CPAS, PLLC during that period.

Description of Service	Year ended September 30, 2011 ($)	Year ended September 30, 2011 ($)
Audit fees	26,000	19,000
Audit-related fees
Tax fees
All other fees
Total	26,000	19,000

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended September 30, 2012

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENUFOOD ENERGY ENZYMES CORP.

Date: January 14, 2013	By:	/s/ Yi Lung Lin
Yi Lung Lin
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yi Lung Lin Yi Lung Lin	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	January 14, 2013
/s/ Chen Wen Hsu Chen Wen Hsu	Director	January 14, 2013

