Form 10-Q
period 2012-12-31
Genufood Energy Enzymes Corp.
filed 2013-02-12
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 11, 2013 the registrant had 393,308,472 shares of common stock outstanding.

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

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS.

2

PART I - FINANCIAL INFORMATION

GENUFOOD ENERGY ENZYMES CORP

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3

GENUFOOD ENERGY ENZYMES CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	September 30, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$1,115,863	$1,166,927
Prepaid expenses	679	804
Tax receivable	12,860	10,764
Other receivable	-	142
Other receivables – related parties	3,130	393
Inventory	88,555	93,742
Total current assets	1,221,087	1,272,772

Computer equipment and software, net of accumulated depreciation	7,879	5,476
Intangibles and other assets
Trademarks, net of accumulated amortization	31,192	28,524
Security deposit asset	25,832	34,721
Total intangibles and other assets	57,024	63,245

Total assets	$1,285,990	$1,341,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$72,705	$16,180
Accounts payable to related party	103,244	74,467
Accrued expenses	2,607	49,739
Total current liabilities	178,556	140,386

Total liabilities	178,556	140,386

Stockholders' equity
Common Stock, $0.001 par, 500,000,000 shares authorized; 393,308,472 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively	393,308	393,308
Additional paid in capital	3,891,010	3,891,010
Subscription receivable	(1,819,711)	(2,111,300)
Deficit accumulated during development stage	(1,354,700)	(971,082)
Accumulated other comprehensive loss	(2,473)	(829)
Total stockholders' equity	1,107,434	1,201,107

Total liabilities and stockholders' equity	$1,285,990	$1,341,493

The accompanying notes are an integral part of these consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	June 21, 2010 (Inception) through December 31, 2012
Revenue
Revenue	$3,710	$-	$3,710
Related party revenue	1,653	-	183,204
Total revenue	5,363	-	186,914

Cost of goods sold
Product costs	2,378	-	103,094
Label costs	-	-	12,007
Other costs	1,436	-	1,436
Total cost of goods sold	3,814	-	116,537
Gross margin	1,549	-	70,377
Expenses
Sales commission expenses	19,566	-	71,795
Compensation to distributors	-	-	274,705
Product label design	285	135	13,393
Advertising & business promotion	167,257	13	200,629
Website design	3,250	4,181	30,162
Bank service charge	2,111	606	7,738
Computer and internet expenses	3,338	-	4,148
Filing fees	-	1,110	13,633
License and permits	651	100	5,639
Meals and entertainment	12,145	-	18,111
Office supplies	499	2	2,357
Rent expense	9,620	3,606	56,852
Transfer agent fees	5,169	650	24,985
Travel expense	15,746	150	64,009
Professional fees	101,693	37,290	540,448
Postage & shipping	642	-	1,435
Telephone expense	853	-	2,726
AGM & board meeting expenses	-	5,241	24,315
Depreciation expense	789	192	1,993
Amortization expense	1,127	465	3,786
Payroll expenses	32,582	-	55,666
Subscription & registration fee	6,500	-	6,500
Staff refreshment & recreation	704	-	704
Logistics & storage expenses	2,867	-	2,867
Medical expenses	-	-	215
Courses and seminars	-	-	72
Insurance expenses	-	-	180
Miscellaneous expenses	1,733	-	1,733
Total operating expenses	389,127	53,741	1,430,796
Total operating loss	(387,578)	(53,741)	(1,360,419)

Other income
Interest income	501	301	2,214
Miscellaneous income	6	-	6
Foreign Currency Exchange Gain/(Loss)	3,453	50	3,499
Net loss	(383,618)	(53,390)	(1,354,700)
Foreign currency translation adjustment	(1,644)	(364)	(1,558)
Comprehensive loss	(385,262)	(53,754)	(1,356,258)
Weighted average number of common shares outstanding-basic and diluted	393,308,472	383,308,472
Net loss per share-basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

Genufood Energy Enzymes Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31, 2012	Three months ended December 31, 2011	June 21, 2010 (Inception) through December 31, 2012

Operating activities
Net loss	$(383,618)	$(53,390)	$(1,354,700)
Adjustment to reconcile net loss to net cash
used by operating activities:
Depreciation	789	192	1,993
Amortization - trademarks	1,127	465	3,786
Compensation to distributor	-	-	274,705
Change in operating assets and liabilities:
Prepaid expenses	125	820	(5,591)
Other Assets	8,993	-	(35,500)
Inventory	5,557	-	(80,123)
Other receivable	(2,066)	-	(2,208)
Other receivable - RP	(2,992)	-	(3,385)
Accounts payable	56,559	11,495	72,739
Accounts payable to related party	26,222	(3,169)	100,025
Accrued expenses	(47,198)	978	(37,196)
Net cash used in Operating activities	(336,502)	(42,609)	(1,065,455)

Investing
Purchase of computer equipment & software	(4,166)	-	(10,909)
Cash received for sale of fixed assets	1,006	-	1,006
Cash paid for trademark registration	(3,794)	(3,236)	(34,977)
Net cash provided by Investing activities	(6,954)	(3,236)	(44,880)

Financing activities
Proceeds from sale of common shares	291,589	-	2,227,289
Proceeds from sale of common shares to founder	-	-	58,000
Cash paid for offering costs	-	-	(345,000)
Capital contribution by shareholders	-	-	289,605
Advances from related party, net	-	-	-
Net cash provided by Financing activities	291,589	-	2,229,894

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	803	(372)	(3,696)
Net increase (decrease ) in cash	(51,064)	(46,217)	1,115,863
Cash at beginning period	1,166,927	543,764	-
Cash at end of period	1,115,863	497,547	1,115,863

Supplemental disclosure of cash flow information Non-cash financing activities:

Cash owed for offering costs to related party	$-	$-	$289,992
Shares issued for offering costs	$-	$-	$150,000
Convertible accounts payable owed to related party-
Converted to shares	$-	$-	$50,000
Issuance of stock payable	$-	$-	$600,000
Subscription/Contribution receivable	$-	$-	$2,11,300

The accompanying notes are an integral part of these consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP.

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

On May 24, 2011, GEEC Internet Sales (Private) Limited (“GEECIS”), a wholly owned subsidiary of GEEC, was established in the Democratic Socialist Republic of Sri Lanka.  GEECIS was established initially to be responsible for GEEC’s internet sales worldwide, but recently its role has been changed to that of a Sole Country Distributor.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s audited consolidated financial statements included herein have been prepared in accordance with US GAAP and pursuant to the rules of the SEC.  The Company believes that the presentations and disclosures herein are adequate for a fair presentation.  The unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods presented.  These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Form 10-K filed with the United States Securities and Exchange Commission on January 14, 2013.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Development Stage Activities

The accompanying consolidated financial statements have been prepared in accordance with ASC 915-10-05, Development Stage Entities.  A development - stage company is one in which planned principal operations have not commenced or, if its operations have commenced, but there have been no significant revenues.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

For financial reporting purposes, the financial statements of the Company’s Sri Lanka subsidiary, which are prepared using the LKR, are translated into the Company’s reporting currency, the U.S. dollar.  Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.0079 as of December 31, 2012 and 0.0077 as of September 30, 2012, respectively.  Revenue and expenses are translated using average exchange rates prevailing during each reporting period.  The average exchange rate of 0.0077 and 0.0089 was used to translate revenues and expenses for the periods ended December 31, 2012 and December 31, 2011, respectively.  Stockholders’ equity is translated at historical exchange rates.  Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, the U.S. dollar.  Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.8169 as of December 31, 2012 and 0.8145 as of September 30, 2012.  Revenue and expenses are translated using average exchange rates prevailing during each reporting period.  The 0.8177 average exchange rate was used to translate revenues and expenses for the reporting period ended December 31, 2012.  Stockholders’ equity is translated at historical exchange rates.  Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the statements of operations.

No representation is made that the LKR or SGD amounts could have been, or could be converted into U.S. dollar at the above rates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company places the majority of its cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  As of December 31, 2012, the Company had $1,115,863 cash in banks, $251,986 and $612,097 of which with two financial institutions, which is $384,137 in excess of FDIC limit.  As of September 30, 2012, the Company had $1,166,927 cash in banks, $598,228 and $485,270 of which were with two financial institutions, which is $583,498 in excess of FDIC limit.  The Company mitigates this concentration of credit risk by monitoring the credit worthiness of financial institutions and its customers.

In October 2008, the Federal government temporarily increased the FDIC insured limits up to a maximum of $250,000 per depositor until January 1, 2014, after which time the insured limits will return to $100,000.

Cash and cash equivalents which are held in foreign banks were $251,667 and $83,429 as of December 31, 2012 and September 30, 2012, respectively.  For Singapore’s operation, the Company placed its cash and cash equivalents denominated in Singapore Dollars with financial institutions that are insured by the Singapore Deposit Insurance Corporation (“SDIC”) up to Singapore Dollar 50,000.  As of December 31, 2012 and September 30, 2012, $40,845 and $2,566 was insured, respectively.  For Sri Lanka’s operation, the Company placed its cash and cash equivalents denominated in Sri Lanka Rupee with financial institutions that are insured by the Sri Lanka Deposit Insurance Scheme (“SLDIS”) up to Sri Lanka Rupee 200,000.  As of December 31, 2012 and September 30, 2012, $1,580 and $1,540 was insured, respectively.

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

Inventories

The Company’s inventories include enzyme products, packaging and labeling materials.  Inventories are stated at the lower of cost or market value.  Cost is determined using weighted average cost method.  As of December 31, 2012 and September 30, 2012, the Company had inventory balances of $88,555 and $93,742, respectively, which was comprised solely of enzyme products, packaging and labeling materials.

Intangible Assets

The Company’s intangible assets consist primarily of trademarks, which are carried at amortized cost.  The company capitalizes filing and legal fees related to the trademark registration.  All trademarks have legal lives from 7 to 10 years and are amortized over their respective legal lives upon approval (see Note 5-Trademarks).

The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets.  If these estimates change in the future, the Company may be required to record impairment charges for these assets.  As of December 31, 2012, no impairment indicators were prevalent.

Security Deposit Asset

The security deposit is a refundable deposit, lodged with the Sampath Bank, for a facility to receive internet sales funds.  In the event this facility was not obtained and instructions have been given to the Bank to refund the deposit.  As of December 31, 2012, GESPL had a balance of $11,437 for refundable security deposit for the lease of office premises.  As of December 31, 2012, GESPL had a balance of $12,254 for refundable security deposit for goods and services tax registration.  During the three months ended December 31, 2012, GESPL paid a deposit of $489 for rent of credit card terminals.  As of December 31, 2012, the Company had a balance of $1,652 for a refundable security deposit to a consulting company.

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

The Company’s PP&E as of December 31, 2012 and September 30, 2012 consisted of computer equipment and software with useful lives of five and three years, respectively.  Depreciation is computed using the straight line method over the estimated useful lives.

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

The Company had no instruments re-measured to fair value on a recurring or non-recurring basis as of December 31, 2012 or September 30, 2012.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents.  In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  For the three months ended December 31, 2012 and 2011, the company didn't have any potentially dilutive securities.

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

During the year ended December 31, 2011, the Company recorded $0 of stock-based compensation to a distributor and $0 of stock-based compensation to employees.  No stock based compensation was recorded during the three months ended December 31, 2012.

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

As of December 31, 2012, the Company has a tax receivable balance of $12,860.  The tax receivable is related to the goods and services tax (“GST”) refund claimable from Singapore by the Singapore operations for the three months ended December 31, 2012.  The Company recorded the amount as a current asset and offset such asset upon receiving refund from the tax authority without impacting revenues or expenses.

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

NOTE 3 – GOING CONCERN

The Company is a development stage company and has incurred a cumulative net loss since inception of $1,354,700.  As of December 31, 2012, the Company had a positive working capital of $1,042,531, which, however, might be insufficient to finance the Company's business plan for the next twelve months.  Due to the start-up nature, the Company expects to incur additional losses in the immediate future.  To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of common stock.  The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and attain profitable operations.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) as of December 31, 2012 and September 30, 2012 consisted solely of the computer equipment and software with useful life of 5 and 3 years, respectively.  Balances for the PP&E as of December 31, 2012 and December 31, 2011 were as follows:

	December 31, 2012	September 30, 2012
Computer equipment & software	$9,863	$6,664
Less: accumulated depreciation	(1,984)	(1,188)
Property, plant and equipment, net	$7,879	$5,476

Depreciation expense for the three months ended December 31, 2012 and 2011 was $789 and $192, respectively.

NOTE 5 – TRADEMARKS

The Company filed applications for trademarks on three of its products in their target markets: the United States, Singapore, Thailand, Hong Kong, Taiwan, Macau, Sri Lanka and Malaysia.  As of December 31, 2012, the registration for all three products was completed in the United States, China (PRC), Hong Kong, Taiwan, Macau and Singapore, and still pending in other target markets.  As of December 31, 2012 and September 30, 2012, the Company capitalized trademark costs of $34,978 and $31,183, respectively.  Accumulated amortization at December 31, 2012 and September 30, 2012 was $3,786 and $2,659, respectively.  During the three months ended December 31, 2012 and 2011, the Company recorded trademark amortization expense of $1,127 and $465.  All trademarks have legal lives from 7 to 10 years and are amortized over their respective legal lives upon approval.

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

On July 6, 2010, 150,000,000 shares were issued to a consultant for services directly related to the S-1 registration and offering.  These shares were valued at $0.25 per share and recorded as a reduction to additional paid- in capital due to it being an offering cost of the future S-1 offering.  As a result of this transaction, additional paid in capital was reduced for the value of the shares equal to $37,500,000.  This reduction was offset by recording an increase to common stock according to the par value of the shares issued equal to $150,000, and increasing additional paid in capital by $37,350,000.  Due to the offsetting entries to additional paid in capital from the transaction, the net effect on equity was a reduction to additional paid in capital for $150,000 and an increase to the value of common stock for $150,000.  In addition to this share issuance, the Company issued an additional 50,000,000 shares to the consultant for offering costs.  The 50,000,000 additional shares were issued to convert the $50,000 payable owed to the consulting company (see Note 8).  Through March 31, 2012, the Company paid a total of $345,000 cash to this consultant for offering costs.  As of December 31, 2012 and September 30, 2012, nothing additional is owed to the consultant related to the S-1 registration and offering.

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

In December of 2011 the Company’s distributor Taiwan Cell Energy Enzymes Corporation (“TCEEC”) agreed to contribute $279,705 related to subsequent valuations of the shares originally purchased by the distributor for $1,000,000.  The Company collected the full $279,705 during the year ended September 30, 2012 inclusive of $5,000 paid to the value as professional fees.

During the year ended September 30, 2012 the Company sold 10,000,000 shares for $0.30 per share for total proceeds of $3,000,000.  Of this amount, $291,589 was collected during the three months ended December 31, 2012 and the remaining $1,819,711 was held as a subscription receivable at December 31, 2012.  The remaining amount is due in April of 2013 from TCEEC per the related signed promissory note agreement between both parties.

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

During the year ended September 30, 2011, the Company’s President, Chief Executive Officer, Chief Financial Officer, and director, Mr. Yi Lung Lin paid some operating expenses on behalf of the Company.  The amounts due to him for these expenses were $1,250 and $0 as of December 31, 2012 and December 31, 2011, respectively.

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

During the three months ended December 31, 2012 and December 31, 2011, the Company recognized $1,653 and $0, respectively, in related party revenue from Yi Lung Lin who is the President of the Company and Access Management Consulting and Marketing Pte Ltd (AMCM) where Yi Lung Lin is the Managing Director of AMCM.

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

As of December 31, 2012, and as of September 30, 2012 there were amounts due to related parties of $103,244 and $74,467 respectively.

As of December 31, 2012, $39,992 was accrued as an offering cost owed to the consulting company controlled by Mr. Yi Lung Lin.

During the three months ended December 31, 2012, the Company received a total of $155,000 from TCEEC for subscription receivable.  As of December 31, 2012, TCEEC owed the Company a total of $1,819,711.

NOTE 8 – INCOME TAXES

At December 31, 2012, the Company has available for federal income tax purposes a net operating loss carry forward from the period ended December 31, 2012, of approximately $1,077,010, that may be used to offset future taxable income.  The net operating loss carry forward expires beginning the year 2031.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years.

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

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

December 31, 2012		September 30, 2012
Statutory federal income tax rate	(34.0%)	(34.0%)
Change in valuation allowance	34.0%	34.0%
Effective tax rate	0.0%	0.0%

The Company had deferred income tax assets as of December 31, 2012 and September 30, 2012 as follows:

	December 31, 2012	September 30, 2012
Deferred Tax assets:
Net operating loss carried forward	$366,183	$242,687

Less: Valuation allowance	(366,183)	(242,687)
Gross deferred tax asset	$-	$-

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1.  The Company recognized no increase in the liability for unrecognized tax benefits.  The company has no uncertain tax position at December 31, 2012 or September 30, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at December 31, 2012 or September 30, 2012.  The Company’s utilization of any net operating loss carry forward may be unlikely due to its’ continuing losses.

As of December 31, 2012, the Company has tax receivable balance of $18,860.  The tax receivable is related to the goods and services tax (“GST”) refund claimable from Singapore by the Singapore operations in fiscal year 2012.  The Company recorded the amount as a current asset and offset such asset upon receiving refund from the tax authority without impacting revenues or expenses.

NOTE 9 - COMMITMENTS

On September 21, 2010, the Company reached an agreement with Specialty Enzymes and Biochemicals Co. (BSC Biochemicals), USA (“SEB”) for supplying various types of enzyme product to the Company under the Company’s private label.  SEB has been in operation since 1957 and is the largest enzyme manufacturer and enzymes provider in the US.

The Company leases a virtual office.  The original lease term was from July 14, 2010 through July 31, 2011, and was a subject to the annual renewal.  The lease was renewed for another year through July 14, 2012.  During the year ended September 30, 2012, the Company leased a virtual office.  The original lease term was from September 1, 2012 through September 30, 2013, and was subject to the annual renewal.  During the year ended September 30, 2012, GESPL entered into a lease agreement for office premises.  The lease term was from October 1, 2012 through March 31, 2013.  GESPL has the option to renew the lease at the expiration of the lease.

                                                                      Fiscal year end 9/30:

2013	$27,828
2014	$ 219
2015	$ -
2016	$ -
2017	$ -

 NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose.

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

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $1,115,863 and a working capital surplus of $1,042,531.  As of December 31, 2012 our accumulated deficit was $1,354,700.  For the three months ended December 31, 2012 our net loss was $383,618 compared to $53,390 during the same period in 2011.  This increase was mostly due to increased operations in 2012.

Our loss was funded by proceeds from the sale of our common stock.  During the three months ended December 31, 2012, we raised net proceeds of $291,589 through financing activities and our cash position decreased by $51,064.

We used net cash of $336,502 in operating activities for the three months ended December 31, 2012 compared to net cash of $42,609 in operating activities for the same period in 2011.  We used net cash of $6,954 in investing activities for the three months ended December 31, 2012 compared to $3,236 during the same period in 2011.  The effect of exchange rates on cash was an increase in cash of $803 for the three months ended December 31, 2012 compared to a decrease of $372 during the three months ended December 31, 2011.

During the three months ended December 31, 2012 our monthly cash requirement was approximately $112,167 compared to approximately $14,203 for the same period in 2011.

We plan to implement the sole distributorship agreement we had signed and to enter into formal sole distributorship agreement with other country sole distributors.  We plan to promote, market, distribute and export our range of enzyme products to the Asian market, to begin with Taiwan and then to China.

4

We expect to require a total of approximately $1,763,864 to fully carry out our business plan over the next twelve months beginning March 2013 as set out in this table:

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

These consolidated financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at December 31, 2012, have an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 and from inception to December 31, 2012.

Limited Revenues

Since our inception on June 21, 2010 to December 31, 2012, we have earned limited revenue of $186,914.  As of December 31, 2012, we have an accumulated deficit of $1,354,700 and we earned revenues of $5,363 during the three months ending on December 31, 2012, compared to $nil for the three months ended December 31, 2011.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $383,618 for the three months ended December 31, 2012, compared to a net loss of $53,390 for the same period in 2011.  This increase in net loss is mostly due to increased operating expenses.  From inception on June 21, 2010 to December 31, 2012, we have incurred a net loss of $1,354,700.  Our basic and diluted loss per share was ($0.00) for the three months ended December 31, 2012, and ($0.00) for the same period in 2011.

Expenses

Our total operating expenses increased from $53,741 to $389,127 for the three months ended December 31, 2012 compared to the same period in 2011.  This increase in expenses is due to higher operating expenses.  Since our inception on June 21, 2010 to December 31, 2012, we have incurred total operating expenses of $1,430,796.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased from $37,290 for the three months ended December 31, 2011 to $101,693 for the same period in 2012, mainly due to increased legal and auditing services provided in the three month periods ended December 31, 2012.  Since our inception on June 21, 2010 until December 31, 2012 we have spent $540,448 on professional fees.

Our advertising and business promotion fees increased from $13 for the three months ended December 31, 2011 to $167,257 for the same period in 2012, mainly due to increased operating activities during the three month periods ended December 31, 2012.  Since our inception on June 21, 2010 until December 31, 2012 we have spent $200,629 on advertising and business promotion fees.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

5

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures

Not applicable

ITEM 4T.  Control and Procedures.

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of December 31, 2012 that, as a result of the following material weaknesses in internal control over financial reporting, disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

6

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GENUFOOD ENERGY ENZYMES CORP. (REGISTRANT)

Date: February 12, 2013	Per: /s/ Yi Lung Lin
Yi Lung Lin, President & C.E.O.

8