Form 10-Q
period 2013-03-31
Genufood Energy Enzymes Corp.
filed 2013-05-15
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2013 the registrant had 393,308,472 shares of common stock outstanding.

GENUFOOD ENERGY ENZYMES CORP.

Table of Contents

2

PART I - FINANCIAL INFORMATION

Genufood Energy Enzymes Corp.
(A Development Stage Company)
March 31, 2013

Index

Consolidated Balance Sheets (Unaudited)	F-1

Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)	F-2

Consolidated Statement of Stockholders’ Equity (Deficit) (Unaudited)	F-3

Consolidated Statements of Cash Flows (Unaudited)	F-4

Notes to the Unaudited Consolidated Financial Statements	F-5

3

GENUFOOD ENERGY ENZYMES CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	September 30, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$857,617	$1,166,927
Prepaid expenses	496	804
Tax receivable	7,885	10,764
Other receivable	305	142
Other receivables – related parties	2,418	393
Inventory	155,615	93,742
Total current assets	1,024,336	1,272,772

Computer equipment and software, net of accumulated depreciation	7,011	5,476
Intangibles and other assets
Trademarks, net of accumulated amortization	31,607	28,524
Security deposit asset	25,510	34,721
Total intangibles and other assets	57,117	63,245
Total assets	$1,088,464	$1,341,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$48,216	$16,180
Accounts payable to related party	47,497	74,467
Accrued expenses	3,922	49,739
Total current liabilities	99,635	140,386

Total liabilities	99,635	140,386

Stockholders' equity
Common Stock, $0.001 par, 500,000,000 shares authorized; 393,308,472 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively	393,308	393,308
Additional paid in capital	3,703,889	3,891,010
Subscription receivable	(1,819,711)	(2,111,300)
Stock payable	350,000	-
Deficit accumulated during development stage	(1,627,131)	(971,082)
Accumulated other comprehensive loss	(11,526)	(829)
Total stockholders' equity	988,829	1,201,107

Total liabilities and stockholders' equity	$1,088,464	$1,341,493

The accompanying notes are an integral part of these consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 2013	Three Months ended March 2012	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012	June 21, 2010 (Inception) through March 31, 2013
Revenue
Revenue	$8,591	$-	$12,301	-	12,301
Related party revenue	-	-	1,653	-	183,204
Total revenue	8,591	-	13,954	-	195,505

Cost of goods sold
Product costs	3,760	-	6,152	-	106,868
Label costs	-	-	-	-	12,007
Other costs	-	-	1,422	-	1,422
Total cost of goods sold	3,760	-	7,574	-	120,297
Gross margin	4,831	-	6,380	-	75,208
Expenses
Sales commission expenses	13,122	-	32,688		84,917
Compensation to distributors	-	-	-		274,705
Product label design	-	8,608	285	8,743	13,393
Advertising & business promotion	31,910	-	199,167	13	232,539
Website design	43	5,585	3,293	9,766	30,205
Bank service charge	1,476	670	3,587	1,276	9,214
Computer and internet expenses	3,926	-	7,264	-	8,074
Filing fees	3,130	2,702	3,130	3,812	16,763
License and permits	11	-	662	100	5,650
Meals and entertainment	665	79	12,810	79	18,776
Office supplies	445	352	944	354	2,802
Rent expense	13,369	2,865	22,989	6,471	70,221
Transfer agent fees	-	1,248	5,169	1,898	24,985
Travel expense	15,057	1,199	30,803	1,349	79,066
Professional fees	152,544	37,343	254,237	74,633	692,992
Postage & shipping	2,426	-	3,068	-	3,861
Telephone expense	687	1	1,540	1	3,413
AGM & board meeting expenses	-	11,875	-	17,116	24,315
Depreciation expense	776	184	1,565	376	2,769
Amortization expense	552	541	1,679	1,006	4,338
Payroll expenses	28,688	-	61,270	-	84,354
Subscription & registration fee	-	-	6,500	-	6,500
Staff refreshment & recreation	149	-	853	-	853
Logistics & storage expenses	1,548	-	4,415	-	4,415
Repair and maintenance	2,424	-	2,424		2,424
Forum and conference expenses	7,000	-	7,000		7,000
Medical expenses	-	-	-	-	215
Courses and seminars	-	-	-	-	72
Insurance expenses	-	-	-	-	180
Miscellaneous expenses	(1,489)	-	244	-	244
Total operating expenses	278,459	73,252	667,586	126,993	1,709,255
Total operating loss	(273,628)	(73,252)	(661,206)	(126,993)	(1,634,047)

Other income
Interest income	261	274	762	575	2,475
Miscellaneous income	8	-	14	-	14
Foreign Currency Exchange Gain/(Loss)	928	(1)	4,381	49	4,427
Net loss	(272,431)	(72,979)	(656,049)	(126,369)	(1,627,131)
Foreign currency translation adjustment	12,341	(2,379)	10,697	(2,743)	10,783
Comprehensive loss	(260,090)	(75,358)	(645,352)	(129,112)	(1,616,348)
Weighted average number of common shares outstanding-basic and diluted	393,308,472	383,308,472	393,308,472	383,308,472
Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

GenuFood Energy Enzymes Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31, 2013	Six months ended March 31, 2012		June 21, 2010 (Inception) through Mar 31, 2013

Operating activities
Net loss	$(656,049)	$(126,369)	$	$(1,627,131)
Adjustment to reconcile net loss to net cash
used by operating activities:
Depreciation	1,565	376		2,769
Amortization – trademarks	1,679	1,006		4,338
Compensation to distributor	-	-		274,705
Change in operating assets and liabilities:
Prepaid expenses	304	22,031		(5,412)
Other Assets	8,940	(19,052)		(35,553)
Inventory	(64,267)	-		(149,947)
Tax receivable	2,790	-		7,885
Other receivable	(307)	-		(5,544)
Other receivable - RP	(2,297)	-		(2,690)
Accounts payable	(5,060)	(14,570)		11,120
Accounts payable to related party	(26,907)	(669)		46,896
Accrued expenses	(45,871)	(935)		(35,869)
Net cash used in Operating activities	(785,480)	(138,182)		(1,514,433)

Investing
Purchase of computer equipment & software	(4,142)	-		(10,885)
Cash received for sale of fixed assets	1,000	-		1,000
Cash paid for trademark registration	(4,762)	(3,986)		(35,945)
Net cash provided by Investing activities	(7,904)	(3,986)		(45,830)

Financing activities
Proceeds from sale of common shares	491,589	-		2,427,289
Proceeds from sale of common shares to founder	-	-		58,000
Cash paid for offering costs	-	-		(345,000)
Capital contribution by shareholders	-	100,000		289,605

Net cash provided by Financing activities	491,589	100,000		2,429,894

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(7,515)	(866)		(12,014)
Net increase (decrease ) in cash	(309,310)	(43,034)		857,617
Cash at beginning period	1,166,927	543,764		-
Cash at end of period	857,617	500,730		857,617

Cash paid for interest	$-	-	$	-
Cash paid for taxes	$-	-	$	-

Supplemental disclosure of cash flow information Non-cash financing activities:

Cash owed for offering costs to related party	$21,121	$-	$	312,113
Cash owed for offering costs	$15,000	$-	$	15,000
Shares issued for offering costs	$-	$-	$	150,000
Shares owed for offering costs	$150,000	$-	$	150,000
Convertible accounts payable owed to related party	$-	$-	$	-
Converted to shares	$-	$-	$	50,000
Issuance of stock payable	$-	$-	$	600,000
Subscription/Contribution receivable	$-	$279,705	$	2,111,300

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements included herein have been prepared in accordance with US GAAP and pursuant to the rules of the SEC. The Company believes that the presentations and disclosures herein are adequate for a fair presentation. The unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Form 10-K filed with the United States Securities and Exchange Commission on January 14, 2013. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

For financial reporting purposes, the financial statements of the Company’s Sri Lanka subsidiary, which are prepared using the LKR, are translated into the Company’s reporting currency, the U.S. dollar. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.0079 as of March 31, 2013 and 0.0077 as of September 30, 2012, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period.  The average exchange rate of 0.0079 and 0.0089 was used to translate revenues and expenses for the periods ended March 31, 2013 and March 31, 2012, respectively. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, the U.S. dollar. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.806 as of March 31, 2013 and 0.8145 as of September 30, 2012. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.8081 average exchange rate was used to translate revenues and expenses for the reporting period ended March 31, 2013. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the statements of operations.

No representation is made that the LKR or SGD amounts could have been, or could be converted into U.S. dollar at the above rates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company places the majority of its cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  As of March 31, 2013, the Company had $857,617 cash in banks, $332,316 and $454,057 of which with two financial institutions, which is $286,373 in excess of FDIC limit. As of September 30, 2012, the Company had $1,166,927 cash in banks, $598,228 and $485,270 of which were with two financial institutions, which is $583,498 in excess of FDIC limit.  The Company mitigates this concentration of credit risk by monitoring the credit worthiness of financial institutions and its customers.

In October 2008, the Federal government temporarily increased the FDIC insured limits up to a maximum of $250,000 per depositor until January 1, 2014, after which time the insured limits will return to $100,000.

Cash and cash equivalents which are held in foreign banks were $69,921 and $83,429 as of March 31, 2013 and September 30, 2012, respectively. For Singapore’s operation, the Company placed its cash and cash equivalents denominated in Singapore Dollars with financial institutions that are insured by the Singapore Deposit Insurance Corporation (“SDIC”) up to Singapore Dollar 50,000. As of March 31, 2013 and September 30, 2012, $38,664 and $2,566 was insured, respectively. For Sri Lanka’s operation, the Company placed its cash and cash equivalents denominated in Sri Lanka Rupee with financial institutions that are insured by the Sri Lanka Deposit Insurance Scheme (“SLDIS”) up to Sri Lanka Rupee 200,000. As of March 31, 2013 and September 30, 2012, $1,580 and $1,540 was insured, respectively.

As of March 31, 2013, the Company and its subsidiaries had a balance of $1,323 for petty cash and cash in transit in total.

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

Inventories

The Company’s inventories include enzyme products, packaging and labeling materials. Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average cost method. As of March 31, 2013 and September 30, 2012, the Company had inventory balances of $155,615 and $93,742, respectively, which was comprised solely of enzyme products, packaging and labeling materials.

Intangible Assets

The Company’s intangible assets consist primarily of trademarks, which are carried at amortized cost.  The company capitalizes filing and legal fees related to the trademark registration. All trademarks have legal lives from 7 to 10 years and are amortized over their respective legal lives upon approval (see Note 5-Trademarks).

The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets.  If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of March 31, 2013, no impairment indicators were prevalent.

Security Deposit Asset

The security deposit is a refundable deposit, lodged with the Sampath Bank, for a facility to receive internet sales funds.  In the event this facility was not obtained and instructions have been given to the Bank to refund the deposit. As of March 31, 2013, GESPL had a balance of $11,284 for refundable security deposit for the lease of office premises. As of March 31, 2013, GESPL had a balance of $12,090 for refundable security deposit for goods and services tax registration. During the six months ended March 31, 2013, GESPL paid a deposit of $484 for rent of credit card terminals. As of March 31, 2013, the Company had a balance of $1,652 for a refundable security deposit to a consulting company.

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

The Company’s PP&E as of March 31, 2013 and September 30, 2012 consisted of computer equipment and software with useful lives of five and three years, respectively. Depreciation is computed using the straight line method over the estimated useful lives.

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

The Company had no instruments re-measured to fair value on a recurring or non-recurring basis as of March 31, 2013 or December 31, 2012.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the six months ended March 31, 2013 and 2012, the company didn't have any potentially dilutive securities.

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

No stock based compensation was recorded during the six months ended March 31, 2013 or March 31, 2012.

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

As of March 31, 2013, the Company has a tax receivable balance of $7,885. The tax receivable is related to the goods and services tax (“GST”) refund claimable from Singapore by the Singapore operations for the three months ended March 31, 2013. The Company recorded the amount as a current asset and offset such asset upon receiving refund from the tax authority without impacting revenues or expenses.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 did not have a material impact on our financial position or results of operations.

NOTE 3 – GOING CONCERN

The Company is a development stage company and has incurred a cumulative net loss since inception of $1,627,131. As of March 31, 2013, the Company had a positive working capital of $939,701, which, however, might be insufficient to finance the Company's business plan for the next twelve months. Due to the start-up nature, the Company expects to incur additional losses in the immediate future. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of common stock. The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and attain profitable operations.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) as of March 31, 2013 and September 30, 2012 consisted solely of the computer equipment and software with useful life of 5 and 3 years, respectively. Balances for the PP&E as of March 31, 2013 and September 30, 2012 were as follows:

	March 31, 2013	September 30, 2012
Computer equipment & software	$9,766	$6,664
Less: accumulated depreciation	(2,755)	(1,188)
Property, plant and equipment, net	$7,011	$5,476

Depreciation expense for the six months ended March 31, 2013 and 2012 was $1,565 and $376, respectively.

NOTE 5 – TRADEMARKS

The Company filed applications for trademarks on three of its products in their target markets: the United States, Singapore, Thailand, Hong Kong, Taiwan, Macau, Sri Lanka and Malaysia. As of December 31, 2012, the registration for all three products was completed in the United States, China (PRC), Hong Kong, Taiwan, Macau and Singapore, and still pending in other target markets. As of March 31, 2013 and September 30, 2012, the Company capitalized trademark costs of $35,945 and $31,183, respectively. Accumulated amortization at March 31, 2013 and September 30, 2012 was $4,338 and $2,659, respectively. During the six months ended March 31, 2013 and 2012, the Company recorded trademark amortization expense of $1,679 and $1,006. All trademarks have legal lives from 7 to 10 years and are amortized over their respective legal lives upon approval.

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

On July 6, 2010, 150,000,000 shares were issued to a consultant for services directly related to the S-1 registration and offering. These shares were valued at $0.25 per share and recorded as a reduction to additional paid- in capital due to it being an offering cost of the future S-1 offering. As a result of this transaction, additional paid in capital was reduced for the value of the shares equal to $37,500,000. This reduction was offset by recording an increase to common stock according to the par value of the shares issued equal to $150,000, and increasing additional paid in capital by $37,350,000. Due to the offsetting entries to additional paid in capital from the transaction, the net effect on equity was a reduction to additional paid in capital for $150,000 and an increase to the value of common stock for $150,000. In addition to this share issuance, the Company issued an additional 50,000,000 shares to the consultant for offering costs. The 50,000,000 additional shares were issued to convert the $50,000 payable owed to the consulting company (see Note 8).  Through March 31, 2012, the Company paid a total of $345,000 cash to this consultant for offering costs. As of March 31, 2013 nothing additional is owed to the consultant related to the S-1 registration and offering.

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

During the year ended September 30, 2012 the Company sold 10,000,000 shares for $0.30 per share for total proceeds of $3,000,000. Of this amount, $491,589 was collected during the six months ended March 31, 2013 and the remaining $1,819,711 was held as a subscription receivable at March 31, 2013. The remaining amount is due in April of 2013 from TCEEC per the related signed promissory note agreement between both parties. On February 27, 2013, the Promissory Note cancelled since TCEEC could not honor.

During the period ended March 31, 2013 the Company signed a Term Sheet with Kodiak Capital Group in respect of a future potential investment of US$3,000,000 to be received in draws by the Company with shares to be granted at a discount to trading prices. The final terms of the agreement were not executed as of March 31, 2013, however with execution of the term sheet the Company was required to pay $15,000 in cash and issue shares worth $150,000. These amounts were recorded as offering costs based on the future prospective offering and accrued for within accounts payable and stock payable as of March 31, 2013.

As of March 31, 2013, $22,121 was accrued as an offering cost due to the cost being directly related to the funds raised during six months ended.

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

During the year ended September 30, 2011, the Company’s President, Chief Executive Officer, Chief Financial Officer, and director, Mr. Yi Lung Lin paid some operating expenses on behalf of the Company.  The amounts due to him for these expenses were $1,250 and $0 as of March 31, 2013 and September 30, 2012, respectively.

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

During the six months ended March 31, 2013 and March 31, 2012, the Company recognized $1,653 and $0, respectively, in related party revenue from Yi Lung Lin who is the President of the Company and Access Management Consulting and Marketing Pte Ltd (AMCM) where Yi Lung Lin is the Managing Director of AMCM.

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

On September 24, 2012, NATfresh Beverages has purchased US $500,000 worth of IPO GEEC shares from the Company. Mr. Yi Lung Lin is the President, CEO, CFO, Treasure, Secretary and Principal Accounting Officer of NATfresh Beverages Corp.

On February 27, 2013, the Promissory Note Agreement entered between the Company and TCEEC was cancelled since TCEEC could not honor.

On March 20, 2013, Access Equity Capital Corp (“AECM”) directly purchased 333,333 IPO shares of the Company, amounting to $100,000. Mr. Yi Ling Lin is the President of AECM. The shares have not been issued as of March 31, 2013 and were held as stock payable at March 31, 2013.

On March 26, 2013, AECM directly purchased another 333,333 IPO shares of the Company, amounting to $100,000. The shares have not been issued as of March 31, 2013 and were held as stock payable at March 31, 2013.

On March 15, 2013, the Company filed a claim against TCEEC in the United States District Court, District of Nevada for breach of contract pursuant to Clause 13 of the Sole Distributorship Agreement. Total number of the shares at the time of default was 75,000,000. According to the Company’s most recent Form S-1/A filing with the United States Securities and Exchange Commission, filed on March 9, 2012, the last subscription agreement the Company signed was at a price of $0.25 per share. At this revised price per share, factoring in: (i) payments actually made, (ii) the fair market value of the remainder of the distribution agreement, and (iii) other costs, the claim is for $17,875,465.

As of March 31, 2013, and as of September 30, 2012 there were amounts due to related parties of $47,497 and $74,467 respectively.

During the six months ended March 31, 2013, the Company received a total of $155,000 from TCEEC and $136,589 from an existing shareholder respectively for subscription receivable.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On September 21, 2010, the Company reached an agreement with Specialty Enzymes and Biochemicals Co. (BSC Biochemicals), USA (“SEB”) for supplying various types of enzyme product to the Company under the Company’s private label.  SEB has been in operation since 1957 and is the largest enzyme manufacturer and enzymes provider in the US.

During the year ended September 30, 2012, the Company leased a virtual office. The original lease term was from September 1, 2012 through September 30, 2013, and was subject to the annual renewal. On February 23, 2013, the Company entered into a virtual office agreement in Los Angeles. The Agreement is on a month to month basis. One month’s written notification is required by either party to terminate this Agreement. During the year ended September 30, 2012, GESPL entered into a lease agreement for office premises. The lease term was from October 1, 2012 through March 31, 2013. GESPL has the option to renew the lease at the expiration of the lease.

                                                                      Fiscal year end 9/30:

2013	$27,828
2014	$ 219
2015	$ -
2016	$ -
2017	$ -

On March 14, 2013 the Company has instructed their Attorney, Atkinson Law Associates P.C. to file a Complaint with the United States District Court, District of Nevada for a civil claim against Taiwan Cell Energy Enzymes Corporation in respect of a breach of contract arising from the Sole Distributorship Agreement (General Outlet – Human Consumption) and Private Placement dated October 11, 2010.  Case 2:13-cv-00435.

NOTE 9 - SUBSEQUENT EVENTS

On April 30, 2013 the Nevada District Court has entered a Default against Taiwan Cell Energy Enzymes Corp in respect of Case 2:13-cv-00435. This civil case is brought by the Company against Taiwan Cell Energy Enzymes Corp in respect of their breach of contract.

On May 3, 2013, the GESPL accepted an offer from Harmony Convention Holding Pte Ltd for provision of retail shop premise at 3 Temasek Boulevard, #02-333, Suntec City Mall, Singapore 038983.

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

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $857,617 and a working capital surplus of $924,701.  As of March 31, 2013 our accumulated deficit was $1,627,131.  For the six months ended March 31, 2013 our net loss was $656,049 compared to $126,369 during the same period in 2012.  This increase was due mostly to our increasing business operations.

Our loss was funded by proceeds from shareholder loans and from the sale of our common stock.  During the six months ended March 31, 2013, we raised in net proceeds $491,589 through financing activities and our cash position decreased by $309,310.

We used net cash of $785,480 in operating activities for the six months ended March 31, 2013 compared to net cash of $138,182 in operating activities for the same period in 2012.  We used net cash of $7,904 in investing activities for the six months ended March 31, 2013 compared to $3,986 during the same period in 2012.  The effect of exchange rates on cash was a decrease in cash of $7,515 for the six months ended March 31, 2013 compared to $866 during the six months ended March 31, 2012.

During the six months ended March 31, 2013 our monthly cash requirement was approximately $130,913, compared to approximately $23,030 for the same period in 2012.

We plan to implement the sole distributorship agreement we had signed and to enter into formal sole distributorship agreement with other country sole distributors.  We plan to promote, market, distribute and export our range of enzyme products to the Asian market, to begin with Taiwan and then to China.

We expect to require a total of approximately $1,763,864 to fully carry out our business plan over the next twelve months beginning June 2013 as set out in this table:

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

These consolidated financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at March 31, 2013, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 and from inception to March 31, 2013.

Limited Revenues

Since our inception on June 21, 2010 to March 31, 2013, we have earned limited revenue of $195,505.  As of March 31, 2013, we have an accumulated deficit of $1,627,131 and earned revenues of $8,591 during the three months ending on March 31, 2013 compared to $nil during the same period in 2012.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $272,431 for the three months ended March 31, 2013, compared to a net loss of $72,979 for the same period in 2012.  This increase in net loss is mostly due to increased operating expenses.  From inception on June 21, 2010 to March 31, 2013, we have incurred a net loss of $1,627,131.  Our basic and diluted loss per share was ($0.00) for the three months ended March 31, 2013, and ($0.00) for the same period in 2012.

Expenses

Our total operating expenses increased from $73,252 to $278,459 for the three months ended March 31, 2013 compared to the same period in 2012.  This increase in expenses is due to higher operating expenses.  Since our inception on June 21, 2010 to March 31, 2013, we have incurred total operating expenses of $1,709,255.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased from $37,343 to $152,544 for the three months ended March 31, 2013 compared to the same period in 2012, mainly due to increased legal and auditing services provided in the three month periods ended March 31, 2013.  Since our inception on June 21, 2010 until March 31, 2013 we have spent $692,992 on professional fees.

Our advertising and business promotion expenses increased from $nil to $31,910 for three months ended March 31, 2013 compared to the same period in 2012.  Since our inception on June 21, 2010 until March 31, 2013 we have spent $232,593 on advertising and business promotion expenses.

Results of Operations for the six months ended March 31, 2013 compared to the six months ended March 31, 2012

Revenues

We earned revenues of $13,954 during the six months ending on March 31, 2013, compared to revenues of $nil during the same period in 2012.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $656,049 for the six months ended March 31, 2013, compared to a net loss of $126,369 for the same period in 2012.  This increase in net loss is mostly due to higher operating expenses.  Our basic and diluted loss per share was ($0.00) for the six months ended March 31, 2013, and ($0.00) for the same period in 2012.

Expenses

Our total operating expenses increased from $126,993 to $667,586 for the six months ended March 31, 2013 compared to the same period in 2012.  This increase in expenses is due to higher operating expenses.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased from $74,633 to $254,237 for the six months ended March 31, 2013 compared to the same period in 2012, mainly due to increased legal and auditing services provided in the six month period ended March 31, 2013.

Our advertising and business promotion expenses increased from $13 to $199,167 for six months ended March 31, 2013 compared to the same period in 2012.

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures

Not applicable

ITEM 4T.  Control and Procedures.

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of March 31, 2013 that, as a result of the following material weaknesses in internal control over financial reporting, disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GENUFOOD ENERGY ENZYMES CORP.
(REGISTRANT)
Date: May 15, 2013	By: /s/ Yi Lung Lin
Yi Lung Lin, President & C.E.O.

