Form 10-Q
period 2013-06-30
Genufood Energy Enzymes Corp.
filed 2013-08-16
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2013 the registrant had 394,245,972 shares of common stock outstanding.

GENUFOOD ENERGY ENZYMES CORP

Table of Contents

2

PART I - FINANCIAL INFORMATION

Genufood Energy Enzymes Corp.
(A Development Stage Company)

June 30, 2013

Index

Consolidated Balance Sheets (Unaudited)	F-1

Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)	F-2

Consolidated Statements of Cash Flows (Unaudited)	F-3

Notes to the Unaudited Consolidated Financial Statements	F-4

3

GENUFOOD ENERGY ENZYMES CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	September 30, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$697,852	$1,166,927
Prepaid expenses	77,476	804
Tax receivable	1,240	10,764
Other receivable	32	142
Other receivables – related parties	3,782	393
Inventory	197,830	93,742
Total current assets	978,212	1,272,772

Computer equipment and software, net of accumulated depreciation	8,242	5,476
Intangibles and other assets
Trademarks, net of accumulated amortization	31,050	28,524
Security deposit asset	46,881	34,721
Total intangibles and other assets	77,931	63,245
Total assets	$1,064,385	$1,341,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$40,636	$16,180
Accounts payable to related party	70,173	74,467
Accrued expenses	19,489	49,739
Total current liabilities	130,298	140,386

Total liabilities	130,298	140,386

Stockholders' equity
Common Stock, $0.001 par, 500,000,000 shares authorized; 394,245,972 and 393,308,472 shares issued and outstanding at June 30, 2013 and at September 30, 2012, respectively	394,245	393,308
Additional paid in capital	3,846,931	3,891,010
Subscription receivable	(1,485,932)	(2,111,300)
Stock payable	-	-
Deficit accumulated during development stage	(1,799,847)	(971,082)
Accumulated other comprehensive loss	(21,310)	(829)
Total stockholders' equity	934,087	1,201,107

Total liabilities and stockholders' equity	$1,064,385	$1,341,493

The accompanying notes are an integral part of these consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30, 2013	Three Months ended June 30, 2012	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012	June 21, 2010 (Inception) through June 30, 2013
Revenue
Revenue	$107,686	$-	$119,987	-	119,987
Related party revenue	-	-	1,653	-	183,204
Total revenue	107,686	-	121,640	-	303,191

Cost of goods sold
Product costs	57,728	-	63,880	-	164,596
Label costs	-	-	-	-	12,007
Other costs	-	-	1,422	-	1,422
Total cost of goods sold	57,728	-	65,302	-	178,025
Gross margin	49,958	-	56,338	-	125,166
Expenses
Sales commission expenses	-	4,138	32,688	4,138	84,917
Compensation to distributors	-	-	-	-	274,705
Product label design	-	5,970	285	14,713	13,393
Advertising & business promotion	7,257	-	206,424	13	239,796
Website design	1,540	4,195	4,833	13,961	31,745
Bank service charge	632	910	4,219	2,186	9,846
Computer and internet expenses	1,033	175	8,297	175	9,107
Filing fees	1,874	2,259	5,004	6,071	18,637
License and permits	5	687	667	787	5,655
Meals and entertainment	2	-	12,812	78	18,778
Office supplies	936	359	1,880	744	3,738
Rent expense	19,032	11,694	42,021	18,166	89,253
Transfer agent fees	-	1,017	5,169	2,915	24,985
Travel expense	4,055	4,194	34,858	5,543	83,121
Professional fees	145,052	79,552	399,289	154,187	838,044
Postage & shipping	2,478	4	5,546	4	6,339
Telephone expense	2,906	111	4,446	112	6,319
AGM & board meeting expenses	-	-	-	17,083	24,315
Depreciation expense	1,095	177	2,660	553	3,864
Amortization expense	557	999	2,236	2,005	4,895
Payroll expenses	34,528	-	95,798	-	118,882
Subscription & registration fee	-	-	6,500	-	6,500
Staff refreshment & recreation	1	-	854	-	854
Logistics & storage expenses	1,561	-	5,976	-	5,976
Repair and maintenance	337	-	2,761	-	2,761
Forum and conference expenses	-	-	7,000	-	7,000
Medical expenses	29	-	29	-	244
Printing and Reproduction	625	-	625		625
Courses and seminars	-	-	-	-	72
Insurance expenses	-	-	-	-	180
Miscellaneous expenses	21	-	21	-	21
Total operating expenses	225,556	116,441	892,898	243,434	1,934,567
Total operating loss	(175,598)	(116,441)	(836,560)	(243,434)	(1,809,401)

Other income
Interest income	249	335	1,011	910	2,724
Miscellaneous income	2,628	-	2,398	-	2,398
Foreign Currency Exchange Gain/(Loss)	5	(2)	4,386	47	4,432
Net loss	(172,716)	(116,108)	(828,765)	(242,477)	(1,799,847)
Foreign currency translation adjustment	(9,512)	6,553	(20,481)	3,810	(20,395)
Total Comprehensive loss	(182,228)	(109,555)	(849,246)	(238,667)	$(1,820,242)
Weighted average number of common shares outstanding-basic and diluted	393,658,747	386,736,274	393,425,230	384,446,903
Net loss per share-basic and diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

Genufood Energy Enzymes Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Nine months ended June 30, 2013		Nine months ended June 30, 2012		June 21, 2010 (Inception) through June 30, 2013

Operating activities
Net loss		$(828,765)		$(242,477)		$(1,799,847)
Adjustment to reconcile net loss to net cash
used by operating activities:
Depreciation		2,660		553		3,864
Amortization – trademarks		2,236		2,005		4,895
Compensation to distributor		-		-		274,705
Change in operating assets and liabilities:
Prepaid expenses		(78,708)		(24,520)		(84,424)
Other Assets		(13,580)		(10,877)		(58,073)
Inventory		(104,088)		-		(189,768)
Tax receivable		9,415		-		9,415
Other receivable		(32)		-		(174)
Other receivable - RP		(3,742)		-		(4,135)
Accounts payable		24,456		(14,567)		40,636
Accounts payable to related party		(10,314)		(668)		63,489
Accrued expenses		(30,250)		1,826		(20,248)
Net cash used in Operating activities		(1,030,712)		(288,725)		(1,759,665)

Investing
Purchase of computer equipment & software		(6,616)		(1,785)		(13,359)
Proceeds from sale of fixed assets		1,000		-		1,000
Cash paid for trademark registration		(4,762)		(5,362)		(35,945)
Net cash provided by Investing activities		(10,378)		(7,147)		(48,304)

Financing activities
Proceeds from sale of common shares		625,368		38,700		2,561,068
Proceeds from sale of common shares to founder		-		-		58,000
Cash paid for offering costs		(37,122)		-		(382,122)
Capital contribution by shareholders		-		279,705		289,605
Net cash provided by Financing activities		588,246		318,405		2,526,551

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		(16,231)		(3,920)		(20,730)
Net increase (decrease ) in cash		(469,075)		18,613		697,852
Cash at beginning period		1,166,927		543,764		-
Cash at end of period		697,852		562,377		697,852
Cash paid for interest		-		-		-
Cash paid for taxes		-		-		-
Supplemental disclosure of cash flow information Non-cash financing activities:
Cash owed for offering costs to related party		$6,020	$		$	296,012
Shares issued for offering costs		$937	$		$	150,937
Convertible accounts payable owed to related party	$		$		$	-
Converted to shares	$		$		$	50,000
Issuance of stock payable	$		$		$	600,000
Subscription/Contribution receivable	$			$1,005,000	$	2,111,300

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

For financial reporting purposes, the financial statements of the Company’s Sri Lanka subsidiary, which are prepared using the LKR, are translated into the Company’s reporting currency, the U.S. dollar. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.0076 as of June 30, 2013 and 0.0077 as of September 30, 2012, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period.  The average exchange rate of 0.0079 and 0.0075 was used to translate revenues and expenses for the periods ended June 30, 2013 and June 30, 2012, respectively. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, the U.S. dollar. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7881 as of June 30, 2013 and 0.8145 as of September 30, 2012. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.8007 average exchange rate was used to translate revenues and expenses for the reporting period ended June 30, 2013. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the statements of operations.

No representation is made that the LKR or SGD amounts could have been, or could be converted into U.S. dollar at the above rates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company places the majority of its cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  As of June 30, 2013, the Company had $697,732 cash in banks, $364,697 of which with one financial institution, which is $114,697 in excess of FDIC limit. As of September 30, 2012, the Company had $1,166,927 cash in banks, $598,228 and $485,270 of which were with two financial institutions, which is $583,498 in excess of FDIC limit.  The Company mitigates this concentration of credit risk by monitoring the credit worthiness of financial institutions and its customers.

In October 2008, the Federal government temporarily increased the FDIC insured limits up to a maximum of $250,000 per depositor until January 1, 2014, after which time the insured limits will return to $100,000.

Cash and cash equivalents which are held in foreign banks were $114,471 and $83,429 as of June 30, 2013 and September 30, 2012, respectively. For Singapore’s operation, the Company placed its cash and cash equivalents denominated in Singapore Dollars with financial institutions that are insured by the Singapore Deposit Insurance Corporation (“SDIC”) up to Singapore Dollar 50,000. As of June 30, 2013 and September 30, 2012, $38,162 and $2,566 was insured, respectively. For Sri Lanka’s operation, the Company placed its cash and cash equivalents denominated in Sri Lanka Rupee with financial institutions that are insured by the Sri Lanka Deposit Insurance Scheme (“SLDIS”) up to Sri Lanka Rupee 200,000. As of June 30, 2013 and September 30, 2012, $1,520 and $1,540 was insured, respectively.

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

Inventories

The Company’s inventories include enzyme products, packaging and labeling materials. Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average cost method. As of June 30, 2013 and September 30, 2012, the Company had inventory balances of $197,830 and $93,742, respectively, which was comprised solely of enzyme products, packaging and labeling materials.

Intangible Assets

The Company’s intangible assets consist primarily of trademarks, which are carried at amortized cost.  The company capitalizes filing and legal fees related to the trademark registration. All trademarks have legal lives from 7 to 10 years and are amortized over their respective legal lives upon approval (see Note 5-Trademarks).

The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets.  If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of June 30, 2013, no impairment indicators were prevalent.

Security Deposit Asset

The security deposit is a refundable deposit, lodged with the Sampath Bank, for a facility to receive internet sales funds.  In the event this facility was not obtained and instructions have been given to the Bank to refund the deposit. As of June 30, 2013, GESPL had a balance of $30,491 for refundable security deposit for the lease of retail store and $2,364 for refundable fitting out deposit for the retail store. As of June 30, 2013, GESPL had a balance of $11,822 for refundable security deposit for goods and services tax registration. During the nine months ended June 30, 2013, GESPL paid a deposit of $552 for rent of credit card terminals. As of June 30, 2013, the Company had a balance of $1,652 for a refundable security deposit to a consulting company.

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

The Company’s PP&E as of June 30, 2013 and September 30, 2012 consisted of computer equipment and software with useful lives of five and three years, respectively. Depreciation is computed using the straight line method over the estimated useful lives.

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

The Company had no instruments re-measured to fair value on a recurring or non-recurring basis as of June 30, 2013 or September 30, 2012.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the nine months ended June 30, 2013 and 2012, the company didn't have any potentially dilutive securities.

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

No stock based compensation was recorded during the nine months ended June 30, 2013 or June 30, 2012.

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

As of June 30, 2013, the Company has a tax receivable balance of $1,240. The tax receivable is related to the goods and services tax (“GST”) refund claimable from Singapore by the Singapore operations for the three months ended June 30, 2013. The Company recorded the amount as a current asset and offset such asset upon receiving refund from the tax authority without impacting revenues or expenses.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Recent Accounting Pronouncements

New accounting pronouncements are issued by FASB that are adopted by the Company as of the specified date. There have been no developments to recently issued accounting standards, including expected dates of adoption and estimated effects on our financial statements from those disclosed in our previous quarterly report for the period ended March 31, 2013.

NOTE 3 – GOING CONCERN

The Company is a development stage company and has incurred a cumulative net loss since inception of $1,799,847. As of June 30, 2013, the Company had a positive working capital of $847,914, which, however, might be insufficient to finance the Company's business plan for the next twelve months. Due to the start-up nature, the Company expects to incur additional losses in the immediate future. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of common stock. The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and attain profitable operations.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) as of June 30, 2013 and September 30, 2012 consisted solely of the computer equipment and software with useful life of 5 and 3 years, respectively. Balances for the PP&E as of June 30, 2013 and September 30, 2012 were as follows:

	June 30, 2013	September 30, 2012
Computer equipment & software	$12,032	$6,664
Less: accumulated depreciation	(3,790)	(1,188)
Property, plant and equipment, net	$8,242	$5,476

Depreciation expense for the nine months ended June 30, 2013 and 2012 was $2,660 and $553, respectively.

NOTE 5 – TRADEMARKS

The Company filed applications for trademarks on three of its products in their target markets: the United States, Singapore, Thailand, Hong Kong, Taiwan, Macau, Sri Lanka and Malaysia. As of December 31, 2012, the registration for all three products was completed in the United States, China (PRC), Hong Kong, Taiwan, Macau and Singapore, and still pending in other target markets. As of June 30, 2013 and September 30, 2012, the Company capitalized trademark costs of $35,945 and $31,183, respectively. Accumulated amortization at June 30, 2013 and September 30, 2012 was $4,895 and $2,659, respectively. During the nine months ended June 30, 2013 and 2012, the Company recorded trademark amortization expense of $2,236 and $2,005. All trademarks have legal lives from 7 to 10 years and are amortized over their respective legal lives upon approval.

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

On July 6, 2010, 150,000,000 shares were issued to a consultant for services directly related to the S-1 registration and offering. These shares were valued at $0.25 per share and recorded as a reduction to additional paid- in capital due to it being an offering cost of the future S-1 offering. As a result of this transaction, additional paid in capital was reduced for the value of the shares equal to $37,500,000. This reduction was offset by recording an increase to common stock according to the par value of the shares issued equal to $150,000, and increasing additional paid in capital by $37,350,000. Due to the offsetting entries to additional paid in capital from the transaction, the net effect on equity was a reduction to additional paid in capital for $150,000 and an increase to the value of common stock for $150,000. In addition to this share issuance, the Company issued an additional 50,000,000 shares to the consultant for offering costs. The 50,000,000 additional shares were issued to convert the $50,000 payable owed to the consulting company (see Note 8).  Through June 30, 2013, the Company paid a total of $345,000 cash to this consultant for offering costs. As of June 30, 2013 nothing additional is owed to the consultant related to the S-1 registration and offering.

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

During the year ended September 30, 2012 the Company sold 10,000,000 shares for $0.30 per share for total proceeds of $3,000,000. Of this amount, $491,589 was collected during the nine months ended March 31, 2013 and the remaining $1,819,711 was held as a subscription receivable at March 31, 2013. The remaining amount is due in April of 2013 from TCEEC per the related signed promissory note agreement between both parties. On February 27, 2013, the Promissory Note cancelled since TCEEC could not honor. The subscription receivable balance of $1,819,711 was transferred to an existing shareholder and a related party. During the period ended June 30, 2013, $333,779 were collected, therefore the balance of subscription receivable as of June 30, 2013 was $1,485,932.

During the period ended March 31, 2013 the Company signed a Term Sheet with Kodiak Capital Group in respect of a future potential investment of US$3,000,000 to be received in draws by the Company with shares to be granted at a discount to trading prices. The final terms of the agreement were not executed as of March 31, 2013, however with execution of the term sheet the Company was required to pay $15,000 in cash and issue shares worth $150,000. These amounts were recorded as offering costs based on the future prospective offering and accrued for within accounts payable and stock payable as of March 31, 2013. These shares have been issued in May 2013, therefore the balance of stock payable as of June 30, 2013 was zero.

The Company received $625,368 from previously subscribed shares during the nine months ended June 30, 2013.

As of June 30, 2013, $6,020 was accrued and $22,122 was paid as offering costs due to the cost being directly related to the funds raised during the nine months ended June 30, 2013.

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

During the year ended September 30, 2011, the Company’s President, Chief Executive Officer, Chief Financial Officer, and director, Mr. Yi Lung Lin paid some operating expenses on behalf of the Company.  The amounts due to him for these expenses were $1,250 and $0 as of June 30, 2013 and September 30, 2012, respectively.

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

During the nine months ended June 30, 2013 and June 30, 2012, the Company recognized $1,653 and $0, respectively, in related party revenue from Yi Lung Lin who is the President of the Company and Access Management Consulting and Marketing Pte Ltd (AMCM) where Yi Lung Lin is the Managing Director of AMCM.

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

During the year ended September 30, 2012, the Company received a total of $9,000 from Access Equity Capital Management (“AECM”), a company controlled by Mr. Yi Lung Lin, in consideration of 30,000 shares issued to them.

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

On September 24, 2012, NATfresh Beverages has purchased USD$500,000 worth of IPO GEEC shares from the Company. Mr. Yi Lung Lin is the President, CEO, CFO, Treasure, Secretary and Principal Accounting Officer of NATfresh Beverages Corp.

On February 27, 2013, the Promissory Note Agreement entered between the Company and TCEEC was cancelled since TCEEC could not honor. Shares issued in relation to the subscription receivable were cancelled and reissued to AECM and an existing shareholder, both of which have signed a Promissory Note Agreement with the Company respectively to assure the obligation.

During the nine months ended June 30, 2013 the Company paid $37,122 to Access Finance and Securities (NZ) Limited as offering costs.

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

On April 5, 2013, the Company applied to the Nevada Court for an Order (Injunction) to restrain TCEEC from transferring their shares. The court has allowed for the injunction and set April 18, 2013 for hearing.

As of June 30, 2013, and as of September 30, 2012 there were amounts due to related parties of $70,173 and $74,467 respectively.

During the nine months ended June 30, 2013, the Company received a total of $155,000 from TCEEC, $270,368 from an existing shareholder and $200,000 from a related party, respectively for the subscription receivable.

During the nine months ended June 30, 2013, the Company generated $1,653 in revenue on sales to related parties.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On September 21, 2010, the Company reached an agreement with Specialty Enzymes and Biochemicals Co. (BSC Biochemicals), USA (“SEB”) for supplying various types of enzyme product to the Company under the Company’s private label.  SEB has been in operation since 1957 and is the largest enzyme manufacturer and enzymes provider in the US.

During the year ended September 30, 2012, the Company leased a virtual office. The original lease term was from September 1, 2012 through September 30, 2013, and was subject to the annual renewal. On February 23, 2013, the Company entered into a virtual office agreement in Los Angeles. The Agreement is on a month to month basis. One month’s written notification is required by either party to terminate this Agreement. During the year ended September 30, 2012, GESPL entered into a lease agreement for office premises. The lease term was from October 1, 2012 through March 31, 2013. GESPL has the option to renew the lease at the expiration of the lease. During the period ended June 30, 2013 GESPL entered into a memorandum of understanding with a related party for sharing of office premises for three years and a lease agreement with Harmony Convention Holding Pte Ltd for provision of retail shop premises for three years.

                                                                       Fiscal year end 9/30:

2013	$73,218
2014	$181,560
2015	$181,560
2016	$76,370
2017	$ -

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

NOTE 9 - SUBSEQUENT EVENTS

On July 8, 2013 the Company wrote and notified Taiwan Cell Energy Enzyme Corp (TCEEC) that the Sole Distributorship Agreement (General Outlet-Human Consumption) and Private Placement dated October 11, 2010 has been terminated.

On July 11, 2013, the Company signed the Investment Agreement and Registration Rights Agreement with Kodiak Capital Group, LLC in respect of their investment of US$ 3 million in the businesses of the Company. On July 26, 2013, the Company filed the second Form S-1 with SEC in respect of the investment with Kodiak Capital Group, LLC for the subscription of US $3 million of the shares. On August 8, 2013, the SEC declared the registration statement effective in respect to a US $3 million investment from Kodiak Capital Group, LLC.

On July 14, 2013, the Company opened its first retail chain store by GESPL in Singapore.

Effective August 8, 2013, the name of Company’s wholly owned subsidiary in Sri Lanka was changed from GEEC Internet Sales (Private) Limited to Genufood Enzymes Lanka (Private) Limited.

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

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $697,852 and a working capital surplus of $847,914.  As of June 30, 2013 our accumulated deficit was $1,799,847.  For the nine months ended June 30, 2013 our net loss was $828,765 compared to $242,477 during the same period in 2012.  This increase was due mostly to our increased operations in 2013.

Our loss was funded by proceeds from the sale of our common stock.  During the nine months ended June 30, 2013, we raised in net proceeds $588,246 through financing activities and our cash position decreased by $469,075.

We used net cash of $1,030,712 in operating activities for the nine months ended June 30, 2013 compared to net cash of $288,725 in operating activities for the same period in 2012.  We used net cash of $10,378 in investing activities for the nine months ended June 30, 2013 compared to $7,147 during the same period in 2012.  The effect of exchange rates on cash was a decrease in cash of $16,231 for the nine months ended June 30, 2013 compared to a decrease of $3,920 during the nine months ended June 30, 2012.

During the nine months ended June 30, 2013 our monthly cash requirement was approximately $114,524, compared to approximately $32,081 for the same period in 2012.

We plan to implement the sole distributorship agreement we had signed and to enter into formal sole distributorship agreement with other country sole distributors.  We plan to promote, market, distribute and export our range of enzyme products to the Asian market, to begin with Taiwan and then to China.

We expect to require a total of approximately $1,763,864 to fully carry out our business plan over the next twelve months beginning September 2013 as set out in this table:

Description	Estimated Expense
Inventory	$1,263,864
General Administration, Sales and Marketing Overhead	$250,000
Sales, Advertising and Promotional Support Overhead	$250,000
Total	$1,263,864

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

These consolidated financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at June 30, 2013, have an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and from inception to June 30, 2013.

Limited Revenues

Since our inception on June 21, 2010 to June 30, 2013, we have earned limited revenue of $303,191.  As of June 30, 2013, we have an accumulated deficit of $1,799,847 and we did earned revenues of $107,686 during the three months ending on June 30, 2013.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $172,716 for the three months ended June 30, 2013, compared to a net loss of $116,108 for the same period in 2012.  This increase in net loss is mostly due to increased operating expenses.  From inception on June 21, 2010 to June 30, 2013, we have incurred a net loss of $1,799,847.  Our basic and diluted loss per share was ($0.00) for the three months ended June 30, 2013, and ($0.00) for the same period in 2012.

Expenses

Our total operating expenses increased from $116,441 to $225,556 for the three months ended June 30, 2013 compared to the same period in 2012.  This increase in expenses is due to higher operating expenses.  Since our inception on June 21, 2010 to June 30, 2013, we have incurred total operating expenses of $1,934,567.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased by $65,500 to $145,052 for the three months ended June 30, 2013 from $79,552 for the same period in 2012, mainly due to increased legal and auditing services provided in the three month period ended June 30, 2013.  Since our inception on June 21, 2010 until June 30, 2013 we have spent $838,044 on professional fees.

Our rent expenses increased from $11,694 to $19,032 for three months ended June 30, 2013 compared to the same period in 2012.  Since our inception on June 21, 2010 until June 30, 2013 we have spent $89,253 on rent expenses.

Results of Operations for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012

Revenues

We earned revenues of $121,640 during the nine months ending on June 30, 2013, compared to revenues of $nil during the same period in 2012.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $828,765 for the nine months ended June 30, 2013, compared to a net loss of $242,477 for the same period in 2012.  This increase in net loss is due to our increased operations in 2013.  Our basic and diluted loss per share was ($0.00) for the nine months ended June 30, 2013, and ($0.00) for the same period in 2012.

Expenses

Our total operating expenses increased from $243,434 to $892,898 for the nine months ended June 30, 2013 compared to the same period in 2012.  This increase in expenses is due to higher operating expenses.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased by $245,102 to $399,289 for the nine months ended June 30, 2013 from $154,187 for the same period in 2012, mainly due to increased legal and auditing services provided in the nine month period ended June 30, 2013.

Our rent expenses increased from $18,166 to $42,021 for the nine months ended June 30, 2013 compared to the same period in 2012.

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures

Not applicable

ITEM 4T.  Control and Procedures.

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of June 30, 2013 that, as a result of the following material weaknesses in internal control over financial reporting, disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

We are currently a party to two legal proceedings.  The first legal proceedings is a civil claim we filed on March 14, 2013 in the District Court in the District of Nevada against Taiwan Cell Energy Enzymes Corp (“TCEEC”) for breach of contract under clause 13.3.4.2 of the Sole Distributorship Agreement (General Outlet-Human Consumption) – Case 2:13-cv-00435-RCJ-CWH.  On April 30, 2013, the District Court in the District of Nevada entered a default against TCEEC and on May 17, 2013, a Motion for Default Judgment against TCEEC was filed.  The second legal proceedings, is a criminal complaint we filed on June 21, 2013 with the Taiwan Public Prosecutors Office against Chen Wen Hsu and Pi Lien Peng for breach of fiduciary duty, forgery and fraudulent misrepresentation.

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

GENUFOOD ENERGY ENZYMES CORP.
(REGISTRANT)
Date: August 16, 2013	By: /s/ Yi Lung Lin
Yi Lung Lin, President & C.E.O.

