Form 10-K
period 2013-09-30
Genufood Energy Enzymes Corp.
filed 2014-01-15
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of March 29, 2013: $51,398,807.35

As of January 13, 2014 the registrant’s outstanding stock consisted of  392,579,305 common shares.

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

Overview

We are a marketing, distribution and export company specialized in enzyme products for human and animal consumption.  Enzyme is a catalyst responsible for biochemical reactions in living things (including animals, plants, and microorganisms), synthesis, decomposition, oxidation, transfer and isomerization.  Isomerization is the chemical process by which one molecule is transferred into another molecule which has exactly the same atoms, but the atoms are rearranged.  The biotic phenomena would stop without enzymes, or the lack of it, or with its destruction.  DNA would undergo a drastic change, unusual illness would occur and metabolism would become abnormal, among others.  Thus, we can conclude that “Biotic phenomena are testimonies of enzyme’s activities.”  Enzyme is actually a complex globule protein.  It reacts optimally under body temperature.  Reaction is many times faster with added enzymes.  Therefore, regular consumption of enzyme is good for our well-being.  In fact it has been categorized under “GRAS” (Generally Regarded as Safe) by the Food and Drug Administration.  Our body loses enzymes as we grow old.  It has been proven that many chronic, hereditary diseases and functional imbalance are caused by the deficiency of certain enzymes, for example, lipase (fat enzyme) deficiency causes hepatic diseases, diabetes and Vitamin A deficiency.  Amylase (carbohydrate enzyme) deficiency results in liver diseases and gastro enteric diseases.  Enzyme is neither a drug, medicine nor a herb.  It is extracted from fruits and vegetables.  It can be a natural complex enzyme, plant-based complex enzyme or microbial enzyme.  It is for the body cell.  It is the “Cell Activator.”  A Cell Activator refers to the enzymes that catalyze and regulate every biochemical reaction that occurs within the human body, making them essential to cellular function and health.  Human beings and animal will die without enzymes.

We have recently begun to market and export a limited number of our enzyme products.  We began marketing our products in Taiwan in September of 2010 and in Singapore and Sri Lanka in June of 2011.  We have generated total revenues of $222,795 from inception to September 30, 2013 from the sale of some of our products.

Our initial target market is Asia, which includes: Taiwan, China, Hong Kong, Macau, Singapore, Malaysia, Thailand and Sri Lanka.  Our goal is to appoint a Country Sole Distributor in each country, each distributing our enzyme products for human consumption, animal consumption and special outlet category

We have minimal revenues, have achieved significant losses since inception, have had only limited operations and have been issued a going concern opinion by our auditors.

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

We are a start-up company and our main focus is to promote, market, distribute and export enzyme products to the Asian market such as Singapore, Malaysia, Thailand, Taiwan, Hong Kong, Macau, China and Sri Lanka.  These enzyme products are specifically formulated for our marketing and distribution under contract manufacturing arrangements with our contracted OEM manufacturer in the United States, Specialty Enzymes and Biochemicals Co. (Advance Supplemental Therapies or AST Enzymes).  They are located in Chino, California, USA.

In addition, the material terms of our agreement with them are as follows:

•

Products ordered by us are specially formulated for our distribution;

•

Products will be marketed under our private label;

•

We will have access to laboratory testing facilities; and

•

They will supply us with technical product information support.

Enzymes are not living things, they are like minerals.  But unlike minerals, they are made by living cells.  Thus, enzyme is a catalyst responsible for biochemical reactions in living things (including animals, plants, microorganisms), synthesis, decomposition, oxidation, transfer and isomerisation; is the process by which one molecule is transferred into another molecule which has exactly the same atoms, but the atoms are rearranged.

Without enzymes, the lack of it or with its destruction, biotic phenomena would stop, DNA would undergo a drastic change, unusual illnesses would occur and metabolism would become abnormal, among others.  Hence, we can conclude that “Biotic phenomena are testimonies of enzyme’s activities”.

Enzyme is actually a complex globule protein.  It re-acts optimum under body temperature.  Reaction takes many times faster with added enzymes.  Therefore, regular consumption of enzyme is good to our well-being.  In fact it has been categorized under “GRAS” (Generally Regarded As Safe) by the Food and Drug Administration.  Our body loses enzymes as we grow old.  It has been proven that many chronic, hereditary diseases and functional imbalance are caused by the deficiency of certain enzymes, for example, lipase (fat enzyme) deficiency causes hepatic diseases, diabetes and Vitamin A deficiency.  Amylase (carbohydrate enzyme) deficiency results in liver diseases and gastro enteric diseases.  An enzyme is neither a drug, medicine nor a herb.  It is the “Cell Activator.”  It is extracted from fruits and vegetables.  It can be a natural complex enzyme, plant-based complex enzyme or microbial enzyme.  It is for the body cell.  It is the “Cell activator; refers to the enzymes catalyse and regulate every biochemical reaction that occurs within the human body, making them essential to cellular function and health.”  Human beings and animals will die without enzyme.  Therefore, there are four types of enzyme products, Enzyme for Human Consumption (Adult), Enzyme for Human Consumption (Children), Enzyme for Animal Consumption and Enzyme for Industrial Consumption.  We intend to focus primarily the Enzyme for Human Consumption (Adult) and Enzyme for Animal Consumption and when we achieve our marketing objective, we will implement the secondary product line of Enzyme for Human Consumption (Children) and Enzyme for Industrial Consumption.  All of these enzymes products will be promoted, marketed, distributed and exported to the Asian market.

ProCellax Range of Enzyme Products for Human Body Cells Chart

brain
salivary glands (parotid gland, submandibular gland, sublingual gland)
ProCellax DG1
trachea
bronchi
lung, trachea, bronchi, diaphragm
ProCellax SP
diaphragm
nose, throat, chest, lung
ProCellax SP
heart
ProCellax E
ProCellax SNU
ProCellax SP
spleen
stomach
ProCellax DG2
ProCellax FG1
ProCellax E2AF
ProCellax E
ProCellax DG1
liver
kidneys
pancreas
ProCellax DG1
ureter
large intestine
ProCellax DG2
bladder
urethra
appendix
rectum
joints (shoulder, wrist, elbow, knee, ankle), muscle
ProCellax E2AF
ProCellax E
ProCellax SNU
ProCellax SP
small intestine
ProCellax FG1
ProCellax SP
ProCellax E2AF

To-date, we have also available for distribution the range of enzyme products for Animal Consumption under our private label, namely, ProAnilaz SW1013, ProAnilax SEB, ProAnilax EPET, ProAnilax SP3 and ProAnilax AFL2500 all of which were manufactured and supplied by Specialty and Biochemicals Co.

We own the following trademarks:  GEEC, ProCellax, ProAnilax and ProBrew.

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

Our common stock became eligible for quotation on the OTC Bulletin Board on June 5, 2012.  As of January 13, 2014, only minimal amount of shares have traded on the OTCBB and the market price for our common shares is $0.09 per share.

Holders

As of January 13, 2014, there were approximately 134 holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Sale of Registered Securities

None during the fiscal year ended September 30, 2013.

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

We have only recently begun our current operations, have earned nominal revenues and have accumulated a net loss of $2,654,340 from June 21, 2010 (date of inception) to September 30, 2013.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	September 30,
	2013 $	2012 $
Current Assets	1,027,499	1,272,772
Current Liabilities	252,028	140,386
Working Capital Surplus	775,471	1,132,386

Cash Flows

	Year ended September 30, 2013 $	Year ended September 30, 2012 $

Cash Flows from (used in) Operating Activities	(1,624,715)	(531,730)
Cash Flows from (used in) Investing Activities	(102,492)	(9,401)
Cash Flows from provided by Financing Activities	1,433,159	1,168,405
Effect of exchange rate changes on cash during period	(2,233)	(4,111)
Net Increase (decrease) in Cash During Period	(296,281)	623,163

Operating Revenues

During the year ended September 30, 2013 we earned revenues of $41,244, compared to revenues of $60,993 for the year ended September 30, 2012.  From inception to September 30, 2013, we have earned total revenues of $222,795.

Cost of Goods Sold and Gross Margin

During the year ended September 30, 2013 we spent a total of $21,480 on cost of goods sold, compared to $43,168 for the year ended September 30, 2012.  From inception to September 30, 2013, we have spent $134,203 on cost of goods sold.

During the year ended September 30, 2013, our gross margin was $19,764, compared to $17,825 for the year ended September 30, 2012.  From inception to September 30, 2013, our gross margin was $88,592.

Operating Expenses and Net Loss

During the year ended September 30, 2013, we incurred operating total expenses of $1,701,065 compared with total operating expenses of $461,776 during the year ended September 30, 2012.  From inception to September 30, 2013 we have incurred total operating expenses of $2,742,734.

For the year ended September 30, 2013, we incurred a net loss of $1,683,258 compared with a net loss of $442,755 for the year ended September 30, 2012.  From inception to September 30, 2013, we incurred a net loss of $2,654,340.

Liquidity and Capital Resources

As at September 30, 2013, we had a cash balance of $870,646 and total assets of $1,195,728 compared with $1,166,927 of cash and total assets of $1,341,493 as at September 30, 2012.  The decrease in cash was due to cash used for operating expenses and offering costs.

As at September 30, 2013, we had total liabilities of $252,028 compared with total liabilities of $140,386 at September 30, 2012.  The increase in total liabilities was attributed to accounts payable as well as accounts payable to a related party.

As at September 30, 2013, we had a working capital surplus of $775,471 compared with a working capital surplus of $1,132,386 as at September 30, 2012.  The decrease in working capital surplus was due to our increased cash holdings during the year.

Cashflow from Operating Activities

During the year ended September 30, 2013, we used cash of $1,624,715 for operating activities as compared to use of $531,730 during the year ended September 30, 2012.  The increase in cash used for operating activities during the year was due to payment of outstanding day-to-day obligations incurred during the year.

Cashflow from Investing Activities

During the year ended September 30, 2013 we used cash of $102,492 in investing activities compared to use of $9,401 during the year ended September 30, 2012.  The increase is mainly due to establishment of the Company’s first Retail Chain Store in the year ended September 30, 2013.

Cashflow from Financing Activities

During the year ended September 30, 2013, we received proceeds of $1,433,159 from financing activities compared with $1,168,405 during the year ended September 30, 2012.  The increase is attributed to proceeds collected from subscriptions receivable.

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

Item 8.  Financial Statements and Supplementary Data

GENUFOOD ENERGY ENZYMES CORP

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Genufood Energy Enzymes Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Genufood Energy Enzymes Corp. (a development stage company) as of September 30, 2013 and 2012, and  the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended and for the period from inception (June 21, 2010) through September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genufood Energy Enzymes Corp. as of September 30, 2013 and 2012, and the results of its operations, changes in stockholders' equity and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a cumulative net loss from operations of $2,654,340 and might have insufficient working capital to finance the Company’s business plan for the next twelve months. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 13, 2014

GENUFOOD ENERGY ENZYMES CORP
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	September 30, 2012
ASSETS
Current assets
Cash	$870,646	$1,166,927
Prepaid expenses	40,390	804
Tax receivable	3,763	10,764
Accounts Receivable	52	-
Other receivable	102	142
Other receivable – related party	1,652	393
Inventory	110,894	93,742
Total current assets	1,027,499	1,272,772

Property, Plant and Equipment, net of accumulated depreciation	90,165	5,476
Intangibles and other assets
Trademarks, net of accumulated amortization	30,486	28,524
Security deposit asset	47,578	34,721
Total intangibles and other assets	78,064	63,245

Total assets	$1,195,728	$1,341,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$101,147	$16,180
Accounts payable to related party	142,843	74,467
Accrued expenses	8,038	49,739
Total current liabilities	252,028	140,386

Total liabilities	252,028	140,386

Stockholders' equity
Common Stock, $0.001 par, 500,000,000 shares authorized. 394,245,972 shares issued and outstanding at September 30, 2013 and 393,308,472 at September 30, 2012	394,246	393,308
Additional paid in capital	3,711,931	3,891,010
Subscription receivable	(500,000)	(2,111,300)
Deficit accumulated during development stage	(2,654,340)	(971,082)
Accumulated other comprehensive income / (loss)	(8,137)	(829)
Total stockholders' equity	943,700	1,201,107

Total liabilities and stockholders' equity	$1,195,728	$1,341,493

The accompanying notes are an integral part of these condensed consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended September 30, 2013	Twelve Months Ended September 30, 2012	June 21, 2010 (Inception) through September 30, 2013
Revenue

Revenue	$ 34,868	$ -	$ 34,868
Related party revenue	6,376	60,993	187,927
Total revenue	41,244	60,993	222,795

Cost of goods sold
Product and label costs	21,480	43,168	134,203
Total cost of goods sold	21,480	43,168	134,203
Gross margin	19,764	17,825	88,592
Expenses
Sales commission expenses	34,157	28,117	86,386
Compensation to distributors	-	-	274,705
Product label design	-	8,818	13,108
Advertising & business promotion	285,170	29,041	318,542
Website design	4,941	15,962	31,853
Bank service charge	5,029	2,879	10,656
Computer and internet expenses	8,530	659	9,340
Filing fees	9,386	7,639	23,019
License and permits	668	1,410	5,656
Meals and entertainment	13,106	5,067	19,072
Office supplies	2,281	1,164	4,139
Rent expense	115,668	39,810	162,900
Transfer agent fees	5,169	3,793	24,985
Travel expense	50,180	30,919	98,443
Professional fees	949,748	240,858	1,388,503
Postage & shipping	7,253	354	8,046
Freight Charges	455	-	455
Telephone expense	6,320	1,108	8,193
AGM & board meeting expenses	-	17,072	24,315
Depreciation expense	12,117	886	13,321
Amortization expense	2,800	2,659	5,459
Logistics & storage expenses	8,266	-	8,266
Payroll expenses	147,972	23,084	171,056
Medical expenses	29	215	244
Courses and seminars	165	72	237
Insurance expenses	785	180	965
Packaging Expenses	892	-	892
Printing and Reproduction	2,061	-	2,061
Staff refreshment and recreation	1,108	-	1,108
Subscription and registration fee	7,307	-	7,307
Forum and conference expenses	7,000	-	7,000
Repair and maintenance	12,219	-	12,219
Recruitment	56	-	56
Utilities	227	-	227
Total operating expenses	1,701,065	461,766	2,742,734
Total operating loss	(1,681,301)	(443,941)	(2,654,142)

Other income
Interest income	1,337	1,140	3,050

Foreign Currency Exchange Gain/Loss	(3,294)	46	(3,248)
Net loss	(1,683,258)	(442,755)	(2,654,340)
Foreign currency translation adjustment	(7,308)	(441)	(8,137)
Comprehensive loss	(1,690,566)	(443,196)	(2,662,477)
Weighted average number of common shares outstanding-basic and diluted	393,632,102	387,862,762

Net loss per share-basic and diluted	(0.00)	(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common stock	Additional paid in capital	Subscription Receivable		Deficit accumulated during the development stage	Accumulated Other Comprehensive Income / (Loss)	Total
	Shares
Balance at June 21, 2010 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash	308,472	308	46,692	-	-	-	47,000
Common stock issued to founders for cash	58,000,000	58,000	-	-	-	-	58,000
Capital contribution by shareholders	-	-	4,500	-	-	-	4,500
Common stock issued for offering costs	150,000,000	150,000	(150,000)	-	-	-	-
Cash paid for offering costs	-	-	(100,000)	-	-	-	(100,000)
Cash owed for offering costs ($200,000 paid in cash and $50,000 converted into shares in fiscal 2011)	-	-	(250,000)	-	-	-	(250,000)
Net loss	-	-	-	-	(23,946)	-	(23,946)
Balance at September 30, 2010	208,308,472	$208,308	$(448,808)	$-	$(23,946)	$-	$(264,446)
Common stock issued for cash	125,000,000	125,000	875,000	-	-	-	1,000,000
Capital contribution by shareholders	-	-	5,400	-	-	-	5,400
Cash paid for offering costs	-	-	(45,000)	-	-	-	(45,000)
Convertible accounts payable owed to related party converted into common shares	50,000,000	50,000	-	-	-	-	50,000
Foreign currency translation adjustment	-	-	-	-	-	(388)	(388)
Stock compensation to distributors	-	-	274,705	-	-	-	274,705
Net loss	-	-	-	-	(504,381)	-	(504,381)
Balance at September 30, 2011	383,308,472	$383,308	$661,297	$-	$(528,327)	$(388)	$515,890
Common stock issued for cash	10,000,000	10,000	3,229,713	(2,111,300)			1,128,413
Net loss	-	-	-	-	(442,755)		(442,755)
Cumulative translation adjustment	-	-	-	-	-	(441)	(441)
Balance at September 30, 2012	393,308,472	$393,308	$3,891,010	$(2,111,300)	$(971,082)	$(829)	$1,201,107
Common stock issued as offering cost	937,500	938	(938)	-	-	-	-
Cash paid for offering costs	-	-	(178,141)	-	-	-	(178,141)
Collection of subscription receivable	-	-	-	1,611,300	-	-	1,611,300
Cumulative translation adjustment	-	-	-	-	-	(7,308)	(7,308)
Net loss	-		-	-	(1,683,258)	-	(1,683,258)
Balance at September 30, 2013	394,245,972	$394,246	3,711,931	(500,000)	(2,654,340)	(8,137)	943,700

The accompanying notes are an integral part of these condensed consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP (Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Twelve Months Ended September 30, 2013	Twelve Months Ended September 30, 2012	From June 21, 2010 (Inception) through September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,683,258)	(442,755)	(2,654,340)
Adjustments to reconcile net loss to net cash:
Depreciation	12,117	886	13,321
Amortization - trademarks	2,800	2,659	5,459
Stock compensation to distributors	-	-	274,705
Change in operating assets and liabilities:
Prepaid expenses	(39,144)	18,964	(44,860)
Inventory	(21,269)	(82,999)	(106,949)
Tax receivables	6,819	-	6,819
Accounts receivable	(52)	-	(52)
Other receivables	(552)	(142)	(694)
Other receivables – related party	(1,529)	(393)	(1,922)
Other assets	(13,776)	(44,493)	(58,269)
Accounts payable	82,799	(2,492)	98,979
Accounts payable to related party	71,907	70,634	145,710
Accrued expenses	(41,577)	9,001	(31,575)
Customer deposits	-	(60,600)	-
Net cash used in operating activities	(1,624,715)	(531,730)	(2,353,668)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment & software	(98,730)	(4,039)	(105,473)
Cash received for sale of fixed assets	1,000	-	1,000
Cash paid for trademark registration	(4,762)	(5,362)	(35,945)
Net cash used in investing activities	(102,492)	(9,401)	(140,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	-	888,700	1,935,700
Proceeds from sale of common shares to founders	-	-	58,000
Cash paid for offering costs	(178,141)	-	(523,141)
Capital contribution by shareholders	-	279,705	289,605
Proceeds collected from subscription receivable	1,611,300	-	1,611,300
Net cash provided by financing activities	1,433,159	1,168,405	3,371,464

Effect of exchange rate changes on cash and cash equivalents	(2,233)	(4,111)	(6,732)

NET INCREASE (DECREASE) IN CASH	(296,281)	623,163	870,646
CASH AT THE BEGINNING PERIOD	1,166,927	543,764	-
CASH AT THE END OF THE PERIOD	$870,646	1,166,927	870,646

Supplemental disclosure of cash flow information
Non-cash financing activities:
Cash owed for offering costs to related party	$-	$39,992	$-
Shares issued for offering costs	$938	$-	$150,938
Issuance of stock payable	$-	$-	$600,000
Subscription receivable for shares issued	$-	$2,111,300	$500,000

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

On August 8, 2013, GEECIS changed the company name from GEEC Internet Sales (Private) Limited to Genufood Enzymes Lanka (Private) Limited (“GELPL”).

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

Development Stage Activities

The accompanying audited consolidated financial statements have been prepared in accordance with ASC 915-10-05, Development Stage Entities. A development - stage company is one in which planned principal operations have not commenced or, if its operations have commenced, but there have been no significant revenues.

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

For financial reporting purposes, the financial statements of the Company’s Sri Lanka subsidiary, which are prepared using the LKR, are translated into the Company’s reporting currency, the U.S. dollar. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.0075 and 0.0077 as of September 30, 2013 and 2012, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period.  The 0.0076 and 0.0081 average exchange rates were used to translate revenues and expenses for the reporting period ended September 30, 2013 and 2012, respectively. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, the U.S. dollar. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7954 and 0.8145 as of September 30, 2013 and 2012, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.8037 and 0.7964 average exchange rates were used to translate revenues and expenses for the reporting period ended September 30, 2013 and 2012. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the statements of operations.

No representation is made that the LKR or SGD amounts could have been, or could be converted into U.S. dollar at the above rates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company places the majority of its cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  As of September 30, 2013, the Company had $ $870,646 cash in banks, $758,680 and $12,691 of which with two financial institutions, which is $508,680 in excess of FDIC limit. The Company mitigates this concentration of credit risk by monitoring the credit worthiness of financial institutions and its customers.

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

Inventories

The Company’s inventories include enzyme products, packaging and labeling materials. Inventories are stated at the lower of cost or market value. Cost is determined using weighted average cost method. As of September 30, 2013 and September 30, 2012, the Company had inventory balances of $110,894 and $93,742, respectively, which was comprised of enzyme products, beverages, packaging and labeling materials.

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

The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets.  If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of September 30, 2013 and September 30, 2012, no impairment was recorded.

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

The Company’s PP&E as of September 30, 2013 and September 30, 2012 consisted of computer equipment and software with useful lives of five and three years, respectively. Depreciation is computed using the straight line method over the estimated useful lives. Depreciation on leasehold improvements is amortized over the lesser of the useful lives or the term of the lease.

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

The Company had no instruments re-measured to fair value on a recurring or non-recurring basis as of September 30, 2013 or September 30, 2012.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the twelve months ended September 30, 2013 and 2012, the company didn't have any potentially dilutive securities.

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

For the twelve months ended September 30, 2013 and 2012, the Company did not record any stock-based compensation to employees or non-employees.

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

NOTE 3 – GOING CONCERN

The Company is a development stage company and has incurred a cumulative net loss since inception of $2,654,340. As of September 30, 2013, the Company had a positive working capital of $775,471, which, however, might be insufficient to finance the Company's business plan for the next twelve months. Due to the start-up nature, the Company expects to incur additional losses in the immediate future. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of common stock. The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and attain profitable operations.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) as of September 30, 2013 and September 30, 2012 consisted of the computer equipment and software, furniture and leasehold improvement with useful life of 3 or 5 years. Balances for the PP&E as of September 30, 2013 and September 30, 2012 were as follows:

	September 30, 2013	September 30, 2012
Computer equipment & software	$21,453	$6,664
Furniture and equipment	8,297	-
Leasehold improvements	73,540	-
Less: accumulated depreciation	(13,125)	(1,188)
Property, plant and equipment, net	$90,165	$5,476

Depreciation expense for the twelve months ended September 30, 2013 and 2012 was $12,117 and $886, respectively.

NOTE 5 – TRADEMARKS

The Company filed applications for trademarks on three of its products in their target markets: the United States, Singapore, Thailand, Hong Kong, Taiwan, Macau, Sri Lanka and Malaysia. As of September 30, 2013, the registration for all three products was completed in the United States, China (PRC), Hong Kong, Taiwan, Macau and Singapore, and still pending in other target markets. As of September 30, 2013 and September 30, 2012, the Company capitalized trademark costs of $35,945 and $31,183, respectively. Accumulated amortization at September 30, 2013 and September 30, 2012 was $5,459 and $2,659, respectively. During the twelve months ended September 30, 2013 and 2012, the Company recorded trademark amortization expense of $2,800 and $2,659. All trademarks have legal lives from 7 to 10 years and are amortized over their respective legal lives upon approval.

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

As of September 30, 2013 and September 30, 2012, nothing additional is owed to the consultant.

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

In December of 2011 the Company’s distributor Taiwan Cell Energy Enzymes Corporation (“TCEEC”) agreed to contribute $279,705 related to subsequent valuations of the shares originally purchased by the distributor for $1,000,000. The Company collected the full $279,705 during the period ended September 30, 2012 inclusive of $5,000 paid to the valuer as professional fees.

During the year ended September 30, 2012 the Company sold 10,000,000 shares for $0.30 per share for total proceeds of $3,000,000. Of this amount $888,700 was collected during the year ended September 30, 2012 leaving $2,111,300 outstanding as of September 30, 2012. Of this amount, $155,000 was collected during the six months ended March 31, 2013 and the remaining $1,956,300 was held as a subscription receivable at March 31, 2013. The remaining amount was due in April of 2013 from TCEEC per the related signed promissory note agreement between both parties. On February 27, 2013, the Promissory Note was cancelled since TCEEC could not honor. The subscription receivable balance of $1,956,300 was transferred to an existing shareholder and a related party. During the year ended September 30, 2013, $1,611,300 was collected, therefore the balance of subscription receivable as of September 30, 2013 was $500,000. The remaining balance is due on December 31, 2013.

During the period ended March 31, 2013 the Company signed a Term Sheet with Kodiak Capital Group in respect of a future potential investment of US$3,000,000 to be received in draws by the Company with shares to be granted at a discount to trading prices. With execution of the term sheet the Company was required to pay $15,000 in cash and issue shares worth $150,000. These amounts were recorded as offering costs based on the future prospective offering. These shares have been issued in May 2013, therefore the balance of stock payable as of September 30, 2013 was zero. On July 11, 2013 the Company signed the Registration Rights Agreement and Investment Agreement with Kodiak Capital Group.  Pursuant to the Investment Agreement, the Company have the right to “put” to Kodiak (“the Put Right’) up to $3 million in shares of our common stock to Kodiak to purchase our common stock for a purchase price equal to 80% of the volume Weighted Average Price which is defined as the lowest closing “best bid” price of the common stock during the five consecutive trading days immediately following the date of our notice to Kodiak of our intention to “put”.  Kodiak has indicated that they will resell those shares in the open market, resell our shares to other investors through negotiated transactions, or hold our shares in its portfolio.  Kodiak cannot own more than 9.99% of the total number of shares issued and outstanding on the Closing Date in accordance to Rule 13d-1(j) of the Securities Exchange Act,  1934 as amended.  The line of credit expires after the $3 million has been drawn or six months after the registration statement being declared effective by the United States Securities and Exchange Commission.  To-date, the Company has not issued a “put” to Kodiak.

The Company received $1,611,300 from previously subscribed shares during the year ended September 30, 2013.

The Company paid $178,141 and $0 in offering costs during the year ended September 30, 2013 and 2012, respectively.

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

During the year ended September 30, 2011, the Company’s President, Chief Executive Officer, Chief Financial Officer, and director, Mr. Yi Lung Lin paid some operating expenses on behalf of the Company.  The amounts due to him for these expenses were $1,250 and $0 as of September 30, 2013 and September 30, 2012, respectively.

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

During the year ended September 30, 2013 and September 30, 2012, the Company recognized $1,653 and $0, respectively, in related party revenue from Yi Lung Lin who is the President of the Company and Access Management Consulting and Marketing Pte Ltd (AMCM) where Yi Lung Lin is the Managing Director of AMCM.

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

On April 19, 2013, AECM signed a Promissory Note amounted to USD $985,932 for purchase of IPO shares of GEEC from TCEEC’s subscription receivable. In July 2013, AECM paid USD $485,932 to GEEC in relation to the Promissory Note dated April 19, 2013. In September 2013, AECM paid the remaining USD $500,000 to GEEC in relation to the said Promissory Note.

Mr Yi Lung Lin is the President, CEO, CFO, Treasure, Secretary and Principal Accounting Officer of NATfresh Beverages Corp. NATfresh Beverages has purchased USD5$00,000 worth of IPO GEEC shares from the Company which is originally from the TCEEC’s subscription receivable after TCEEC could not honor the Promissory Note.

As of September 30, 2013, and as of September 30, 2012 there were amounts due to related parties of $142,843 and $74,467 respectively.

During the year ended September 30, 2013, the Company received a total of $155,000 from TCEEC, $270,368 from an existing shareholder and $1,185,932 from a related party, respectively for the subscription receivable.

During the year ended September 30, 2013, the Company generated $4,937 in revenue on sales to related parties.

During the year ended September 30, 2013 the Company paid $163,142 and $121,700 to Access Finance and Securities (NZ) Limited as offering costs and consulting fees, respectively.  The Company paid $152,509 to Access Management Consulting and Marketing Pte Ltd as consulting fees during the year ended September 30, 2013.

During the year ended September 30, 2012 the Company paid $39,992 and $0 to Access Finance and Securities (NZ) Limited as offering costs and consulting fees, respectively.  The Company paid $0 to Access Management Consulting and Marketing Pte Ltd as consulting fees during the year ended September 30, 2012.

NOTE 8 – INCOME TAXES

At September 30, 2013, the Company has available for federal income tax purposes a net operating loss carry forward from the year ended September 30, 2012, of approximately $2,363,544, that may be used to offset future taxable income. The net operating loss carry forward expires beginning the year 2031.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

September 30, 2013		September 30, 2012
Statutory federal income tax rate	(34.0%)	(34.0%)
Change in valuation allowance	34.0%	34.0%
Effective tax rate	0.0%	0.0%

The Company had deferred income tax assets as of September 30, 2013 and 2012 as follows:

	2013	2012
Deferred Tax assets:

Net operating loss carried forward	$827,240	$242,687

Less: Valuation allowance	(827,240)	(242,687)

Gross deferred tax asset	$-	$-

NOTE 9 - COMMITMENTS

During the year ended September 30, 2013, the Company leased a virtual office. The original lease term was from September 1, 2012 through September 30, 2013, and was subject to the annual renewal. On February 23, 2013, the Company entered into a virtual office agreement in Los Angeles. The Agreement is on a month to month basis. One month’s written notification is required by either party to terminate this Agreement. During the year ended September 30, 2012, GESPL entered into a lease agreement for office premises. The lease term was from October 1, 2012 through March 31, 2013. GESPL did not opt to renew the lease at the expiration of the lease on March 1, 2013. During the year ended September 30, 2013 GESPL entered into a memorandum of understanding with a related party for sharing of office premises for three years and a lease agreement with Harmony Convention Holding Pte Ltd for provision of retail shop premises for three years.

                                                                                  Fiscal year end 9/30:

2013	$76,318
2014	$236,406
2015	$236,406
2016	$236,406
2017	$ -

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

NOTE 10 - SUBSEQUENT EVENTS

On October 3, 2013, the company entered into a Term Sheet with Southridge Partners II LP in respect of their commitment to purchase up to $20,000,000 worth of common stock of the Company over a period of two years.  The purchase price shall equal to 92% of the low closing bid price during the Valuation Period.  Valuation Period shall mean five trading days, commencing on the first trading day following delivery and clearing of the Estimated Shares.

On October 17, 2013, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with Southridge Partners II LP in respect of their commitment to purchase $20,000,000 worth of common stock of the Company over a period of two years from the date the registration statement is declared effective.  A Promissory Note of $125,000 was issued to Southridge Partners II LP being the Commitment Fee and become due six months from the date of the Term Sheet.

On October 24, 2013, the Company filed a Form 8-K in respect of the Registration Rights Agreement and Equity Purchase Agreement signed by the Company with Southridge Partners II LP for the $20,000,000 equity credit line facility.

On October 28, 2013, the Company engaged Access Finance and Securities (NZ) Limited to be the Company’s Advisor and Manager for the Issue in connection with the $20,000,000 equity credit line from Southridge Partners II LP.  The remuneration for the Advisor is USD400,000 (NZD500,000) and Manager for the Issue is USD480,000 (NZD600,000).

On October 28, 2013, the Company engaged Access Management Consulting and Marketing Pte Ltd to be the Company’s Consultant for preparation of a Business Plan and hence the Prospectus and Securities Attorney services in connection with the $20,000,000 equity credit line from Southridge Partners II LP.  The remuneration for the Consultant is USD500,000 (SGD625,000).

On November 5, 2013, the Company filed the registration statement (Form S-1) in respect of the $20,000,000 equity credit line from Southridge Partners II LP.

On November 6, 2013, the Company filed a Form 8-K in respect of a Stock Repurchase 10b5-1 Trading Plan to support the share price of the Company for a three month period ending February 11, 2014.  The Authorized Daily Purchase Amount shall be an amount equal to 25% of the ADTV (as defined in Rule 10b-18(a) of the common stock of the Company.  The Authorized Price Per Share is the maximum price of $2.00 per share, not excluding the commission and the Total Plan Amount is $200,000 worth of the Common Stock or a total of 100,000 shares of the Company’s common stock, whichever amount is achieved earlier.

On December 20, 2013, the Company’s Board of Directors resolved to cancel Share Certificate #1190 for 1,666,667 shares following Yi Feng Chou’s inability to pay the Promissory Note dated April 19, 2013 for $500,000.

On December 26, 2013, the Company’s Board of Directors resolved to approve the sale of the 1,666,667 shares to Access Equity Capital Management Corp for $500,000 supported by a Promissory Note due on March 31, 2014.

On December 30, 2013, the Company received $450,000 from Access Equity Capital Management Corp being part payment of the Promissory Note dated December 26, 2013.

On January 13, 2014 the total number of shares outstanding and issued is 392,579,305 which is exclusive of 1,666,667 common shares sold to Access Equity Capital Management Corp not yet transferred or registered.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of September 30, 2013.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have a material weakness that relates to the lack of segregation of duties in our accounting processes.

Our closing process is deficient in assuring accurate information and complete disclosures without assistance from our auditors.

M&K CPAS, PLLC, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control and Financial Reporting

During the year ended September 30, 2013 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors.  Our Board of Directors has fixed the number of directors at three.

Our current directors and officers are as follows:

Name	Age	Position
Yi Lung Lin	62	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer

Pei Wei Jiang	35	Principal Accounting Officer

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

Yi Lung Lin, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Since our inception on July 22, 2010, Yi Lung Lin has been our president, chief executive officer, secretary, chief financial officer and a member of the board of directors.  Mr. Lin is a Chartered Marketer (UK), Chartered Manager (UK), Accountant (UK) and a merchant banker by profession.  He is also a Paralegal Advisor after he obtained the Bachelor of Law (LLB (Hons)) degree from the Nottingham Law School (Nottingham Trent University, UK).  He is currently studying the Master of Laws (LLM) major in Corporate and Insolvency Law with the Nottingham Law School (Nottingham Trent University, UK).     After his professional studies, he has been employed by international organizations like SKF and Nestle as their accountant and then ventured into the financial services businesses for more than 10 years.  In 1994, he became the duly appointed Trade Commissioner for the Republic of Vanuatu to head the Vanuatu Trade Office in New Zealand and then, to be responsible for the Vanuatu Trade Office in Taiwan.  Prior to his retirement as the Vanuatu Trade Commissioner, he has been appointed by the President of the Sanma Province, Vanuatu as the Ambassador.  At present, he is the chairman and Managing Director of Access Finance and Securities (NZ) Limited – (“AFS’), a financial institution duly incorporated under the laws of New Zealand providing offshore merchant banking/investment banking services in the area associated and/or incidental to capital markets – assisting companies to go public in the US for listing on the OTCBB or the Pink Sheet, merger and acquisition, securities placement agent service and underwriting securities.  He is also the Managing Director of other companies under the AFS Group of Companies, namely, Access Equity Capital Management Corp, USA and Access Management Consulting and Marketing Pte Ltd, Singapore as well as the President and CEO of the NATfresh Beverages Corp and Managing Director of NATfresh Productions (S) Pte Ltd and Genufood Enzyme (S) Pte Ltd, Singapore.

Pei Wei Jiang, Principal Accounting Officer

On June 7, 2013, Pei Wei Jiang had been appointed to be our Principal Accounting Officer to assist the President of the Company.  Ms. Jiang is an Economist by profession.  She is a graduate from the Shanghai University of Finance and Economics, China.  She is also a student member of the Association of Chartered Certified Accountants, UK (ACCA) where she had just sat her final paper completing the ACCA course.  After her education, she was employed by Shanghai Long Xing Property Development Co Ltd, China where she worked as an Accounts Executive for 3 years.  She then migrated to Singapore in 2005 and is currently a Singapore Permanent Resident.  In Singapore, she was employed by Chambers property Management Services Pte Ltd as an Accounts Executive for a year to take on another employment with Leisurequest Pte Ltd where she worked for 4 years as an Accounts Executive.  She then joined Trio-Tech International Pte Ltd as an Accounts Executive for one year.  In August, 2012, she joined the AFS Group, namely, Access Management Consulting and Marketing Pte Ltd and continued to be employed by the AFS Group as Accounting Manager.

Other than as disclosed above, our directors currently do not serve on the boards of other public companies.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

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

Our address for service of process in Nevada is 4421 Edward Avenue, Las Vegas, Nevada 89108

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended September 30, 2013 were filed.

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

Director Nominees

As of September 30, 2013 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”).  None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended September 30, 2013.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Yi Lung Lin, President, CEO, CFO, Secretary, Treasurer and Director	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Pei Wei Jiang, Principal Accounting Officer	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Chen Wen Hsu, former Director	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of September 30, 2013, we did not have any unexercised stock options held by any of our shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of January 13, 2014, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of January 13, 2014, there were 392,579,305 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (6)
Common	Yi Lung Lin (1) Two Allen Center 1200 Smith Street, Suite 1600 Houston, Texas 77002	150,030,000 (2)	38.2%
Common	Pei Wei Jiang (2) Two Allen Center 1200 Smith Street, Suite 1600 Houston, Texas 77002	0	0%
	All Executive Officers and Directors as a Group	150,030,000	39.1%
Common	Chen Wen Hsu (3) Two Allen Center 1200 Smith Street, Suite 1600 Houston, Texas 77002	74,385,013	18.9%
Common	Huei-Ling Wang (4) Two Allen Center 1200 Smith Street, Suite 1600 Houston, Texas 77002	34,691,915	8.8%
Common	I-Jen Chen (5) 7F, No. 1930, Yucheng Road Gushan District Kaohsiung City, 804 Taiwan	20,010,000	5.1%
Common	Yi-Chou Chen (5) 17F, No. 265, Meishu East 2nd Road Gushan District Kaohsiung City, 804 Taiwan	20,010,000	5.1%

(1)

Yi Lung Lin is our President.  Mr. Lin’s beneficial ownership includes 50,030,000 shares held by Access Equity Capital Management Corp. and 100,000,000 shares held by Access Finance and Securities (NZ) Limited, both companies which Mr. Lin has voting and investment control over.

(2)

Pei Wei Jiang is our Principal Accounting Officer.

(3)

Chen Wen Hsu is a former director.  Mr. Hsu’s beneficial ownership includes 8,847,200 shares held in his own name and 65,537,813 shares held by Taiwan Cell Energy Enzymes Corp., a company Mr. Hus has voting and investment control over.

(4)

Huei-Ling Wang is the wife of our President Yi Lung Lin.

(5)

Former directors.

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

Change of Control

As of September 30, 2013 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On August 9, 2010, we sold 20,000 shares of common stock at $0.25 a share to our directors for total consideration of $5,000.

Our CEO is the managing director of a consulting company, who provides consulting services to us.  In January 2011, we converted $50,000 owed to this consulting company into 50,000,000 shares of our common stock at the price of $0.001 per share. The $50,000 was recorded as an offering cost when owed due to the cost being directly related to the stock offering. We issued this consulting company an additional 150,000,000 shares valued at $150,000 also recorded as offering costs. From inception through September 30, 2011, we issued the aforementioned 200,000,000 shares recorded at $200,000 and paid total cash of $345,000 for offering costs. We also paid a total $100,000 for consulting services to this company during the year ended September 30, 2011 which was expensed as professional fees.

During the year ended September 30, 2011, our President, Chief Executive Officer, Chief Financial Officer, and director, Mr. Yi Lung Lin paid some operating expenses on our behalf.  The amounts due to him for these expenses were $1,250 and $0 as of March 31, 2013 and September 30, 2012, respectively.

During the twelve months ended September 30, 2012, we paid one of the directors of GEECIS $11,550 for IT consulting services.

During the twelve months ended September 30, 2012, we reimbursed one of the directors of GEECIS $8,076 for rent and utilities in Sri Lanka.

On September 21, 2010, we entered into a Sole Marketing Agent Agreement with Access Management Consulting and Marketing Pte. Ltd. (“Access Management Consulting”) for the marketing of our range of enzyme products and to source, select and interview country sole distributors for the distribution of our range of enzyme products to the world at large. Our President, Chief Executive Officer, Chief Financial Officer, and director, Mr. Yi Lung Lin, is also the President and Managing Director of Access Management Consulting.

On October 11, 2010, we entered into a Sole Distributorship Agreement (General Outlet-Human Consumption) with Taiwan Cell Energy Enzymes Corporation (“TCEEC”) for marketing and distribution of our enzyme products in the Republic of China (Taiwan). Mr. Chen Wen Hsu, one of our former directors, has voting and investment control over TCEEC. As was provided for under the Sole Distributorship Agreement, during the year ended September 30, 2011, TCEEC had invested in us by subscribing to 125,000,000 shares of our common stock at a price of $0.008 per share, for total proceeds of $1 million. The value of the shares issued was evaluated and found to be worth more than the cash received at a total value of $1,274,705. The difference of $274,705 represented compensation to the distributor.

During the year ended September 30, 2012 and September 30, 2011, we recognized $60,993 and $120,558, respectively, in related party revenue from our customer TCEEC who is controlled by one of our former directors Ken Wen Hsu.

During the twelve months ended September 30, 2012, we collected $279,705 of contribution receivable of capital from our customer TCEEC who is controlled by our former director Ken Wen Hsu.

During the year ended September 30, 2012, we received a total of $850,000 from TCEEC for 2,833,333 shares issued to them during the year then ended. TCEEC owed an additional $2,111,300 to us as of September 30, 2012 for 7,037,667 shares issued during the year then ended.

During the year ended September 30, 2012, we received a total of $9,000 from Access Equity Capital Management, a company controlled by Mr. Yi Lung Lin, in consideration of 30,000 shares issued to them.

On February 15, 2012 the Board approved the appointment of Access Management Consulting and Marketing Pte Ltd (“AMCM”) to provide bookkeeping services in replacement of Albeck Financial Services. Our President is also the Managing Director of AMCM.

On September 6, 2012, the Board approved a monthly salary of $5,000 to our President, Yi Lung Lin commencing September 1, 2012.

On September 21, 2012, the Board approved the engagement of Millar & Smith PLLC as the immigration lawyer to provide immigration legal service and to apply L-1 visa for our President, YI Lung Lin and L-2 visa for his wife, Wang Huei Ling.

On September 24, 2012, NATfresh Beverages has purchased US $500,000 worth of IPO GEEC shares from us. Mr. Yi Lung Lin is the President, CEO, CFO, Treasure, Secretary and Principal Accounting Officer of NATfresh Beverages Corp.

On February 27, 2013, the Promissory Note Agreement entered between us and TCEEC was cancelled since TCEEC could not honor its obligations.

On April 19, 2013, AECM signed a Promissory Note amounted to USD $985,932 for purchase of IPO shares from TCEEC’s subscription receivable. In July 2013, AECM paid USD $485,932 to us in relation to the Promissory Note dated April 19, 2013. In September 2013, AECM paid the remaining USD $500,000 to us in relation to the said Promissory Note.

Mr. Yi Lung Lin is the President, CEO, CFO, Treasure, Secretary and Principal Accounting Officer of NATfresh Beverages Corp. NATfresh Beverages has purchased USD$500,000 worth of IPO shares from us which are originally from the TCEEC’s subscription receivable after TCEEC could not honor the Promissory Note.

As of September 30, 2013, and as of September 30, 2012 there were amounts due to related parties of $142,843 and $74,467 respectively.

During the year ended September 30, 2013, we received a total of $155,000 from TCEEC, $270,368 from an existing shareholder and $1,185,932 from a related party, respectively for the subscription receivable.

During the year ended September 30, 2013, we generated $4,937 in revenue on sales to related parties.

During the year ended September 30, 2013 we paid $163,142 and $121,700 to Access Finance and Securities (NZ) Limited as offering costs and consulting fees, respectively.  We paid $152,509 to Access Management Consulting and Marketing Pte Ltd as consulting fees during the year ended September 30, 2013.

During the year ended September 30, 2012 the Company paid $39,992 and $0 to Access Finance and Securities (NZ) Limited as offering costs and consulting fees, respectively.  The Company paid $0 to Access Management Consulting and Marketing Pte Ltd as consulting fees during the year ended September 30, 2012.

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

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, M&K CPAS, PLLC for the audit of our consolidated annual financial statements for the years ended September 30, 2013 and September 30, 2012 and any other fees billed for other services rendered M&K CPAS, PLLC during that period.

Description of Service	Year ended September 30, 2013 ($)	Year ended September 30, 2012 ($)
Audit fees	44,300	26,000
Audit-related fees
Tax fees
All other fees
Total	44,300	26,000

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended September 30, 2013.

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

GENUFOOD ENERGY ENZYMES CORP.

Date: January 14, 2014	By:	/s/ Yi Lung Lin
Yi Lung Lin
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yi Lung Lin Yi Lung Lin	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	January 14, 2014
/s/ Pei Wei Jiang Pei Wei Jiang	Principal Accounting Officer	January 14, 2014

