Form 10-Q
period 2013-12-31
Genufood Energy Enzymes Corp.
filed 2014-02-14
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 12, 2014 the registrant had 394,245,972 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

Genufood Energy Enzymes Corp.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Index

UNAUDITED CONSOLIDATED BALANCE SHEETS	F-1

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS	F-2

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	F-3

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	F-4

3

GENUFOOD ENERGY ENZYMES CORP
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	September 30, 2013
ASSETS
Current assets
Cash	$795,033	$870,646
Prepaid expenses	-	40,390
Tax receivable	25,067	3,763
Accounts Receivable	193	52
Accounts Receivable – related party	4,323	-
Other receivable	8	102
Other receivable – related party	63	1,652
Inventory	322,373	110,894
Total current assets	1,147,060	1,027,499

Property, Plant and Equipment, net of accumulated depreciation	81,220	90,165
Intangibles and other assets
Trademarks, net of accumulated amortization	29,922	30,486
Security deposit asset	49,133	47,578
Total intangibles and other assets	79,055	78,064

Total assets	$1,307,335	$1,195,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$326,264	$101,147
Accounts payable to related party	462,146	142,843
Accrued expenses	10,307	8,038
Total current liabilities	798,717	252,028

Total liabilities	798,717	252,028

Stockholders' equity
Common Stock, $0.001 par, 500,000,000 shares authorized. 394,245,972 shares issued and outstanding at December 31, 2013 and 394,245,972 at September 30, 2013	394,246	394,246
Additional paid in capital	3,711,931	3,711,931
Subscription receivable	(50,000)	(500,000)
Deficit accumulated during development stage	(3,575,622)	(2,654,340)
Accumulated other comprehensive income / (loss)	28,063	(8,137)
Total stockholders' equity	508,618	943,700

Total liabilities and stockholders' equity	$1,307,335	$1,195,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENUFOOD ENERGY ENZYMES CORP
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	June 21, 2010 (Inception) through December 31, 2013
Revenue
Revenue	15,335	3,710	50,203
Revenue – related party	3,737	1,653	191,664
Total revenue	19,072	5,363	241,867

Cost of goods sold
Product and label costs	12,396	3,814	146,599
Total cost of goods sold	12,396	3,814	146,599
Gross margin	6,676	1,549	95,268
Expenses
Sales commission expenses	-	19,566	86,386
Compensation to distributors	-		274,705
Product label design	583	285	13,691
Advertising & business promotion	177,667	167,257	496,209
Website design	-	3,250	31,853
Bank service charge	1,115	2,111	11,771
Computer and internet expenses	1,158	3,338	10,498
Filing fees	1,712	-	24,731
License and permits	527	651	6,183
Meals and entertainment	-	12,145	19,072
Office supplies	3,008	499	7,147
Rent expense	60,499	9,620	223,399
Transfer agent fees	-	5,169	24,985
Travel expense	12,555	15,746	110,998
Professional fees	571,271	101,693	1,959,774
Postage & shipping	1,665	642	9,711
Freight Charges	-	-	455
Telephone expense	913	853	9,106
AGM & board meeting expenses	1,719	-	26,034
Depreciation expense	11,075	789	24,396
Amortization expense	564	1,127	6,023
Logistics & storage expenses	1,769	2,867	10,035
Payroll expenses	58,084	32,582	229,140
Medical expenses	814	-	1,058
Courses and seminars	2,059	-	2,296
Insurance expenses	-	-	965
Packaging Expenses	-	-	892
Printing and Reproduction	96	-	2,157
Staff refreshment and recreation	224	704	1,332
Subscription and registration fee	250	6,500	7,557
Forum and conference expenses	-	-	7,000
Repair and maintenance	-	-	12,219
Recruitment	-	-	56
Utilities	518	-	745
Investor relationship	17,246	1,733	17,246
Total operating expenses	927,091	389,127	3,669,825
Total operating loss	(920,415)	(387,578)	(3,574,557)

Other income
Interest income	269	501	3,319
Miscellaneous income	4	6	4
Foreign currency exchange gain/(loss)	(1,140)	3,453	(4,388)
Net loss	(921,282)	(383,618)	(3,575,622)
Foreign currency translation adjustment	36,200	(1,644)	28,063
Comprehensive loss	(885,082)	(385,262)	(3,547,559)
Weighted average number of common shares outstanding-basic and diluted	394,245,972	393,308,472
Net loss per share-basic and diluted	(0.00)	(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP (Development Stage Company) UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	From June 21, 2010 (Inception) through December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(921,282)	(383,618)	(3,575,622)
Adjustments to reconcile net loss to net cash:
Depreciation	11,075	789	24,396
Amortization - trademarks	564	1,127	6,023
Stock compensation to distributors	-	-	274,705
Change in operating assets and liabilities:
Prepaid expenses	39,945	125	(4,915)
Inventory	(176,188)	5,557	(283,137)
Tax receivables	(21,652)	-	(14,833)
Accounts receivable	(144)	-	(196)
Accounts receivable – related party	(4,386)	-	(4,386)
Other receivables	541	(2,066)	(153)
Other receivables – related party	1,596	(2,992)	(326)
Other assets	(2,000)	8,993	(60,269)
Accounts payable	228,580	56,559	327,559
Accounts payable to related party	317,952	26,222	463,662
Accrued expenses	2,392	(47,198)	(29,183)

Net cash used in operating activities	(523,007)	(336,502)	(2,876,675)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment & software, furniture and leasehold improvement	-	(4,166)	(105,473)
Cash (paid)/received for purchase/sale of fixed assets	(2,822)	1,006	(1,822)
Cash paid for trademark registration	-	(3,794)	(35,945)
Net cash used in investing activities	(2,822)	(6,954)	(143,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	-	291,589	1,935,700
Proceeds from sale of common shares to founders	-	-	58,000
Cash paid for offering costs	-	-	(523,141)
Capital contribution by shareholders	-	-	289,605
Proceeds collected from subscription receivable	450,000	-	2,061,300
Net cash provided by financing activities	450,000	291,589	3,821,464

Effect of exchange rate changes on cash and cash equivalents	216	803	(6,516)

NET INCREASE (DECREASE) IN CASH	(75,613)	(51,064)	795,033
CASH AT THE BEGINNING PERIOD	870,646	1,166,927	-
CASH AT THE END OF THE PERIOD	$795,033	1,115,863	795,033

Supplemental disclosure of cash flow information
Non-cash financing activities:
Cash owed for offering costs to related party	$-	$-	$-
Shares issued for offering costs	$-	$-	$150,938
Convertible accounts payable owed to related party – converted to shares	$-	$-	$-
Issuance of stock payable	$-	$-	$600,000
Subscription receivable for shares issued	$-	$-	$500,000

The accompanying notes are an integral part of these condensed consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP

 (A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

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

The Company’s objective is to commence marketing and distribution of American range of enzyme products for human and animal consumption to sole country distributors, wholesalers, dealers and retailers, as well as to the general public following the Company’s Multi Level Marketing – Franchise Investor Dealer Related (MLM-FIDR) concept, to begin with, in Taiwan, and then to China, Hong Kong, Macau, Thailand, Malaysia, Singapore and Sri Lanka.

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

Foreign Currency Translation and Transactions

The reporting and functional currency of GEEC is the United States Dollar (“U.S. dollar”).  The functional currency of GELPL, a wholly owned subsidiary of GEEC, is the Sri Lanka Rupee (“LKR”).  The functional currency of GESPL, a wholly owned subsidiary of GEEC, is the Singapore Dollar (“SGD”).

For financial reporting purposes, the financial statements of the Company’s Sri Lanka subsidiary, which are prepared using the LKR, are translated into the Company’s reporting currency, the U.S. dollar.  Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.0076 and 0.0079 as of December 31, 2013 and 2012, respectively.  Revenue and expenses are translated using average exchange rates prevailing during each reporting period.  The 0.0076 and 0.0077 average exchange rates were used to translate revenues and expenses for the reporting period ended December 31, 2013 and 2012, respectively.  Stockholders’ equity is translated at historical exchange rates.  Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, the U.S. dollar.  Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7882 and 0.8169 as of December 31, 2013 and 2012, respectively.  Revenue and expenses are translated using average exchange rates prevailing during each reporting period.  The 0.7998 and 0.8177 average exchange rates were used to translate revenues and expenses for the reporting period ended December 31, 2013 and 2012.  Stockholders’ equity is translated at historical exchange rates.  Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the statements of operations.

No representation is made that the LKR or SGD amounts could have been, or could be converted into U.S. dollar at the above rates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company places the majority of its cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  As of December 31, 2013, the Company had $795,033 cash in banks, $714,121 of which with one financial institution, which is $464,121 in excess of FDIC limit.  The Company mitigates this concentration of credit risk by monitoring the credit worthiness of financial institutions and its customers.

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

Inventories

The Company’s inventories include enzyme products, packaging and labeling materials.  Inventories are stated at the lower of cost or market value.  Cost is determined using weighted average cost method.  As of December 31, 2013 and September 30, 2013, the Company had inventory balances of $322,373 and $110,894, respectively, which was comprised of enzyme products, beverages, packaging and labeling materials.

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

The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets.  If these estimates change in the future, the Company may be required to record impairment charges for these assets.  As of December 31, 2013, no impairment was recorded.

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

The Company’s PP&E as of December 31, 2013 and September 30, 2013 consisted of computer equipment, software, furniture and leasehold improvement with useful life of 3 or 5 years.  Depreciation is computed using the straight line method over the estimated useful lives.  Depreciation on leasehold improvements is amortized over the lesser of the useful lives or the term of the lease.

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

The Company had no instruments re-measured to fair value on a recurring or non-recurring basis as of December 31, 2013 or September 30, 2013.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents.  In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  For the twelve months ended December 31, 2013 and 2012, the company didn't have any potentially dilutive securities.

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

For the three months ended December 31, 2013 and 2012, the Company did not record any stock-based compensation to employees or non-employees.

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

NOTE 3 – GOING CONCERN

The Company is a development stage company and has incurred a cumulative net loss since inception of $3,575,622.  As of December 31, 2013, the Company had a positive working capital of $348,343, which, however, might be insufficient to finance the Company's business plan for the next twelve months.  Due to the start-up nature, the Company expects to incur additional losses in the immediate future.  To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of common stock.  The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and attain profitable operations.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) as of December 31, 2013 and September 30, 2013 consisted of the computer equipment and software, furniture and leasehold improvement with useful life of 3 or 5 years.  Balances for the PP&E as of with useful life of 3 or 5 years, 2013 and with useful life of 3 or 5 years, 2012 were as follows:

	December 31, 2013	September 30, 2013
Computer equipment & software	$24,087	$21,453
Furniture and equipment	8,222	8,297
Leasehold improvements	72,874	73,540
Less: accumulated depreciation	(23,963)	(13,125)
Property, plant and equipment, net	$81,220	$90,165

Depreciation expense for the three months ended December 31, 2013 and 2012 was $11,075 and $789, respectively.

NOTE 5 – TRADEMARKS

The Company filed applications for trademarks on three of its products in their target markets: the United States, Singapore, Thailand, Hong Kong, Taiwan, Macau, Sri Lanka and Malaysia.  As of December 31, 2013, the registration for all three products was completed in the United States, China (PRC), Hong Kong, Taiwan, Macau and Singapore, and still pending in other target markets.  As of December 31, 2013, the Company capitalized trademark costs of $35,945.  Accumulated amortization at December 31, 2013 and September 30, 2013 was $6,023 and $5,459, respectively.  During the three months ended December 31, 2013 and 2012, the Company recorded trademark amortization expense of $564 and $1,127.  All trademarks have legal lives from 7 to 10 years and are amortized over their respective legal lives upon approval.

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

On July 6, 2010, 150,000,000 shares were issued to a consultant for services directly related to the S-1 registration and offering.  These shares were valued at $0.25 per share and recorded as a reduction to additional paid- in capital due to it being an offering cost of the future S-1 offering.  As a result of this transaction, additional paid in capital was reduced for the value of the shares equal to $37,500,000.  This reduction was offset by recording an increase to common stock according to the par value of the shares issued equal to $150,000, and increasing additional paid in capital by $37,350,000.  Due to the offsetting entries to additional paid in capital from the transaction, the net effect on equity was a reduction to additional paid in capital for $150,000 and an increase to the value of common stock for $150,000.  In addition to this share issuance, the Company issued an additional 50,000,000 shares to the consultant for offering costs.  The 50,000,000 additional shares were issued to convert the $50,000 payable owed to the consulting company (see Note 8).  Through March 31, 2012, the Company paid a total of $345,000 cash to this consultant for offering costs.  As of December 31, 2013 and December 31, 2012, nothing additional is owed to the consultant.

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

During the year ended September 30, 2012 the Company sold 10,000,000 shares for $0.30 per share for total proceeds of $3,000,000.  Of this amount $888,700 was collected during the year ended September 30, 2012 leaving $2,111,300 outstanding as of September 30, 2012.  Of this amount, $155,000 was collected during the six months ended March 31, 2013 and the remaining $1,956,300 was held as a subscription receivable at March 31, 2013.  The remaining amount was due in April of 2013 from TCEEC per the related signed promissory note agreement between both parties.  On February 27, 2013, the Promissory Note was cancelled since TCEEC could not honor.  The subscription receivable balance of $1,956,300 was transferred to an existing shareholder and a related party.  During the year ended September 30, 2013, $1,611,300 was collected; therefore the balance of subscription receivable as of September 30, 2013 was $500,000.  The remaining balance is due on December 31, 2013.

During the period ended March 31, 2013 the Company signed a Term Sheet with Kodiak Capital Group in respect of a future potential investment of US$3,000,000 to be received in draws by the Company with shares to be granted at a discount to trading prices.  With execution of the term sheet the Company was required to pay $15,000 in cash and issue shares worth $150,000.  These amounts were recorded as offering costs based on the future prospective offering.  These shares have been issued in May 2013; therefore the balance of stock payable as of September 30, 2013 was zero.  On July 11, 2013 the Company signed the Registration Rights Agreement and Investment Agreement with Kodiak Capital Group.  Pursuant to the Investment Agreement, the Company have the right to “put” to Kodiak (“the Put Right’) up to $3 million in shares of our common stock to Kodiak to purchase our common stock for a purchase price equal to 80% of the volume Weighted Average Price which is defined as the lowest closing “best bid” price of the common stock during the five consecutive trading days immediately following the date of our notice to Kodiak of our intention to “put”.  Kodiak has indicated that they will resell those shares in the open market, resell our shares to other investors through negotiated transactions, or hold our shares in its portfolio.  Kodiak cannot own more than 9.99% of the total number of shares issued and outstanding on the Closing Date in accordance to Rule 13d-1(j) of the Securities Exchange Act,  1934 as amended.  The line of credit expires after the $3 million has been drawn or six months after the registration statement being declared effective by the United States Securities and Exchange Commission.  To-date, the Company has not issued a “put” to Kodiak.

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

On December 26, 2013, the Company’s Board of Directors resolved to approve the sale of the 1,666,667 shares to Access Equity Capital Management Corp for $500,000 supported by a Promissory Note due on March 31, 2014.  During the three months ended December 31, 2013, the Company received $450,000 from Access Equity Capital Management Corp being part payment of the Promissory Note.  Therefore, the balance of subscription receivable as of December 31, 2013 is $50,000.

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

Mr Yi Lung Lin is the President, CEO, CFO, Treasure, Secretary and Principal Accounting Officer of NATfresh Beverages Corp. NATfresh Beverages has purchased USD5$00,000 worth of IPO GEEC shares from the Company which are originally from the TCEEC’s subscription receivable after TCEEC could not honor the Promissory Note.

As of December 31, 2013 and 2012 there were amounts due to related parties of $462,146 and $142,843 respectively.

During the year ended September 30, 2013, the Company received a total of $155,000 from TCEEC, $270,368 from an existing shareholder and $1,185,932 from a related party, respectively for the subscription receivable.

During the three months ended December 31, 2013, the Company received a total of $450,000 from a related party for the subscription receivable.

During the year ended September 30, 2013 GESPL entered into a memorandum of understanding with a related party for sharing of office premises for three years and a lease agreement with Harmony Convention Holding Pte Ltd for provision of retail shop premises for three years.  The Company pays a related party SGD 11,000 monthly for this arrangement.

During the three months ended December 31, 2013 and 2012, the Company generated $3,737 and $1,653, respectively, in revenue on sales to related parties.

NOTE 8 - COMMITMENTS

During the year ended September 30, 2013, the Company leased a virtual office.  The original lease term was from September 1, 2012 through September 30, 2013, and was subject to the annual renewal.  This lease was renewed for an additional year through September 30, 2014.  On February 23, 2013, the Company entered into a virtual office agreement in Los Angeles.  The Agreement is on a month to month basis.  One month’s written notification is required by either party to terminate this Agreement.  During the year ended September 30, 2013 GESPL entered into a memorandum of understanding with a related party for sharing of office premises for three years and a lease agreement with Harmony Convention Holding Pte Ltd for provision of retail shop premises for three years.

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

NOTE 9 - SUBSEQUENT EVENTS

On January 19, 2014, the Company entered into a Memorandum of Understanding (“MOU”) with Deep Waters Trust and Murray and Nancy Watkinson Family Trust of New Zealand.  The purpose of the MOU is outline the terms and conditions related to the creation of a New Zealand subsidiary of the Company that will set up a production facility and plant for the treatment, processing and bottling of packaged drinking water.  The MOU sets forth basic terms which will be formalized in a formal agreement that the parties have to enter into within 2 years.

On January 20, 2014, the Company’s wholly owned subsidiary Genufood Energy Enzymes (S) Pte Ltd (“GESPL”) entered into a Memorandum of Understanding (“GESPL MOU”) with Rajgharana Foods Pvt Limited and Raja Bhujia Bhandar Pvt Ltd of India (collectively “Raja”).  The purpose of the GESPL MOU is outline the terms and conditions related to an equity investment by GESPL into Raja for the purpose of setting up a new production facility for manufacturing various Indian snacks for sale.  The GESPL MOU sets forth basic terms which will be formalized in a formal agreement that the parties have to enter into within 2 years.

On February 4, 2014, the Company entered into an Amendment to Investment Agreement (the "Amendment") with Kodiak Capital Group, LLC ("Kodiak") in order to modify and amend the Investment Agreement that the Company entered into with Kodiak dated July 11, 2013 (the “Investment Agreement”) to extend the term of the Investment Agreement.

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

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $765,033 and a working capital surplus of $348,343.  As of December 31, 2013 our accumulated deficit was $3,575,622.  For the three months ended December 31, 2013 our net loss was $921,282 compared to $383,618 during the same period in 2012.  This increase was mostly due to increased operations in 2013.

Our loss was funded by proceeds from the sale of our common stock.  During the three months ended December 31, 2012, we raised net proceeds of $450,000 through financing activities and our cash position decreased by $75,613.

We used net cash of $523,007 in operating activities for the three months ended December 31, 2013 compared to net cash of $336,502 in operating activities for the same period in 2012.  We used net cash of $2,822 in investing activities for the three months ended December 31, 2013 compared to $6,954 during the same period in 2012.  The effect of exchange rates on cash was an increase in cash of $216 for the three months ended December 31, 2013 compared to an increase of $803 during the three months ended December 31, 2012.

During the three months ended December 31, 2013 our monthly cash requirement was approximately $174,336 compared to approximately $112,167 for the same period in 2012.

4

Our plan of operation for the next twelve months following the date of this prospectus is to focus and concentrate on the Singapore market where our wholly owned subsidiary, Genufood Enzymes (S) Pte Ltd (“GESPL”) operates.  We intend to promote, market and distribute our range of enzyme products in Singapore through the establishment of ten GEEC Retail Chain Stores.  To date, we have opened up one GEEC Retail Chain Store at the Suntec City Mall in Singapore.

We expect to incur the following expenses in the next 12 months in connection with our business operations:

Description	Estimated Expense
Establishment of 10 GEEC Retail Chain Stores	$1,126,970
Working capital requirement	$1,738,030
Manager fee for the Issue	$135,000

We intend to meet our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements.  We are currently not in good short-term financial standing.  We anticipate that we may not generate any significant revenues in the near future and we will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize.  There is no assurance we will achieve profitable operations.  We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and outside investors in exchange for debt and/or common stock.

These consolidated financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at December 31, 2013, have an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended December 31, 2013 compared to the three months ended December 31, 2012 and from inception to December 31, 2013.

Limited Revenues

Since our inception on June 21, 2010 to December 31, 2013, we have earned limited revenue of $241,867.  As of December 31, 2013, we have an accumulated deficit of $3,575,622 and we earned revenues of $19,072 during the three months ending on December 31, 2013, compared to $5,363 for the three months ended December 31, 2012.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $921,282 for the three months ended December 31, 2013, compared to a net loss of $383,618 for the same period in 2012.  This increase in net loss is mostly due to increased operating expenses.  From inception on June 21, 2010 to December 31, 2013, we have incurred a net loss of $3,575,622.  Our basic and diluted loss per share was ($0.00) for the three months ended December 31, 2013, and ($0.00) for the same period in 2012.

Expenses

Our total operating expenses increased from $389,127 to $927,091 for the three months ended December 31, 2013 compared to the same period in 2012.  This increase in expenses is due to higher operating expenses.  Since our inception on June 21, 2010 to December 31, 2012, we have incurred total operating expenses of $3,669,825.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased from $101,693 for the three months ended December 31, 2012 to $571,271 for the same period in 2013, mainly due to increased legal and auditing services provided in the three month periods ended December 31, 2013.  Since our inception on June 21, 2010 until December 31, 2013 we have spent $1,959,774 on professional fees.

Our advertising and business promotion fees increased from $167,257 for the three months ended December 31, 2012 to $177,667 for the same period in 2013, mainly due to increased operating activities during the three month periods ended December 31, 2013.  Since our inception on June 21, 2010 until December 31, 2013 we have spent $496,209 on advertising and business promotion fees.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

5

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures

Not applicable

ITEM 4T.  Control and Procedures.

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of December 31, 2013 that, as a result of the following material weaknesses in internal control over financial reporting, disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

6

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

We are currently a party to two legal proceedings.  The first legal proceeding is a civil claim we filed on March 14, 2013 in the District Court in the District of Nevada against Taiwan Cell Energy Enzymes Corp (“TCEEC”) for breach of contract under clause 13.3.4.2 of the Sole Distributorship Agreement (General Outlet-Human Consumption) – Case 2:13-cv-00435-RCJ-CWH.  On April 30, 2013, the District Court in the District of Nevada entered a default against TCEEC and on May 17, 2013, a Motion for Default Judgment against TCEEC was filed.

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

GENUFOOD ENERGY ENZYMES CORP.
(REGISTRANT)
Date: February 13, 2014	By: /s/ Yi Lung Lin
Yi Lung Lin, President & C.E.O.

8