Form 10-Q
period 2014-03-31
Genufood Energy Enzymes Corp.
filed 2014-05-20
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 20, 2014 the registrant had 399,589,556 shares of common stock outstanding.

GENUFOOD ENERGY ENZYMES CORP.

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

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS.

2

PART I - FINANCIAL INFORMATION

Genufood Energy Enzymes Corp.

(A Development Stage Company)

March 31, 2014

3

GENUFOOD ENERGY ENZYMES CORP
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	September 30, 2013
ASSETS
Current assets
Cash	$666,191	$870,646
Prepaid expenses	3,767	40,390
Tax receivable	-	3,763
Accounts Receivable	-	52
Accounts Receivable – related party	30,602	-
Other receivable	354	102
Other receivable – related party	-	1,652
Inventory	267,212	110,894
Total current assets	968,126	1,027,499

Property, Plant and Equipment, net of accumulated depreciation	71,884	90,165
Intangibles and other assets
Trademarks, net of accumulated amortization	30,986	30,486
Security deposit asset	47,892	47,578
Total intangibles and other assets	78,878	78,064

Total assets	$1,118,888	$1,195,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$103,085	$101,147
Accounts payable to related party	362,359	142,843
Accrued expenses	14,999	8,038
Total current liabilities	480,443	252,028

Total liabilities	480,443	252,028

Stockholders' equity
Common Stock, $0.001 par, 500,000,000 shares authorized. 399,589,556 shares issued and outstanding at March 31, 2014 and 394,245,972 at September 30, 2013	399,589	394,246
Additional paid in capital	4,558,125	3,711,931
Subscription receivable	-	(500,000)
Deficit accumulated during development stage	(4,333,030)	(2,654,340)
Accumulated other comprehensive income / (loss)	13,761	(8,137)
Total stockholders' equity	638,445	943,700

Total liabilities and stockholders' equity	$1,118,888	$1,195,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENUFOOD ENERGY ENZYMES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31, 2014	Three Months ended March 31, 2013	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013	June 21, 2010 (Inception) through March 31, 2014
Revenue
Revenue	$10,715	$8,591	$26,050	12,301	60,918
Related party revenue	85,085	-	88,822	1,653	276,749
Total revenue	95,800	8,591	114,872	13,954	337,667

Cost of goods sold
Product costs	42,162	3,760	54,558	7,574	188,761
Total cost of goods sold	42,162	3,760	54,558	7,574	188,761
Gross margin	53,638	4,831	60,314	6,380	148,906
Expenses
Sales commission expenses	179	13,122	179	32,688	86,565
Compensation to distributors	-	-	-	-	274,705
Product label design	157	-	740	285	13,848
Advertising & business promotion	32,899	31,910	210,566	199,167	529,108
Website design	-	43	-	3,293	31,853
Bank service charge	1,175	1,476	2,290	3,587	12,946
Computer and internet expenses	1,823	3,926	2,981	7,264	12,321
Filing fees	4,078	3,130	5,790	3,130	28,809
License and permits	-	11	-	662	5,656
Meals and entertainment	-	665	-	12,810	19,072
Office supplies	463	445	3,471	944	7,610
Rent expense	47,753	13,369	108,252	22,989	271,152
Transfer agent fees	7,190	-	7,190	5,169	32,175
Travel expense	4,196	15,057	16,751	30,803	115,194
Professional fees	533,087	152,544	1,104,993	254,237	2,493,496
Postage & shipping	2,067	2,426	3,732	3,068	11,778
Printing and reproduction	62	-	62	-	2,123
Telephone expense	1,556	687	2,469	1,540	10,662
AGM & board meeting expenses	13,907	-	15,626	-	39,941
Depreciation expense	9,948	776	21,023	1,565	34,344
Amortization expense	284	552	848	1,679	6,307
Payroll expenses	91,500	28,688	149,584	61,270	320,640
Subscription & registration fee	160	-	410	6,500	7,717
Staff refreshment & recreation	2,097	149	2,321	853	3,429
Logistics & storage expenses	6,717	1,548	8,486	4,415	16,752
Freight charges	-	-	-	-	455
Repair and maintenance	-	2,424	-	2,424	12,219
Recruitment expenses	-	-	-	-	56
Forum and conference expenses	-	7,000	-	7,000	7,000
Medical expenses	63	-	877	-	1,121
Courses and seminars	-	-	2,047	-	2,284
Insurance expenses	-	-	-	-	965
Packaging expenses	-	-	-	-	892
Investor relationship	45,003	-	62,249	-	62,249
Automobile expenses	3,096	-	3,096	-	3,096
Output tax expenses	396	-	396	-	396
Utilities	652	-	1,170	-	1,397
Miscellaneous expenses	-	(1,489)	-	244	-
Total operating expenses	810,508	278,459	1,737,599	667,586	4,480,333
Total operating loss	(756,870)	(273,628)	(1,677,285)	(661,206)	(4,331,427)

Other income
Interest income	182	261	451	762	3,501
Miscellaneous income	3,480	8	3,484	14	3,484
Foreign Currency Exchange Gain/(Loss)	(4,200)	928	(5,340)	4,381	(8,588)
Net loss	(757,408)	(272,431)	(1,678,690)	(656,049)	(4,333,030)
Foreign currency translation adjustment	(14,302)	12,341	21,898	10,697	13,761
Comprehensive loss	(771,710)	(260,090)	(1,656,792)	(645,352)	(4,319,269)
Weighted average number of common shares outstanding-basic and diluted	394,690,416	393,308,472	394,465,752	393,308,472
Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

GENUFOOD ENERGY ENZYMES CORP (Development Stage Company) UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013	From June 21, 2010 (Inception) through March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,678,690)	(656,049)	(4,333,030)
Adjustments to reconcile net loss to net cash:
Depreciation	21,023	1,565	34,344
Amortization - trademarks	848	1,679	6,307
Stock compensation to distributors		-	274,705
Change in operating assets and liabilities:
Prepaid expenses	39,178	304	(8,682)
Inventory	(130,910)	(64,267)	(237,859)
Tax receivables	3,756	2,790	10,575
Accounts receivable	52	-	-
Accounts receivable – related party	(30,599)		(30,599)
Other receivables	192	(307)	(502)
Other receivables – related party	1,648	(2,297)	(274)
Other assets	(396)	8,940	(58,665)
Accounts payable	210	(5,060)	99,189
Accounts payable to related party	868,723	(26,907)	1,014,433
Accrued expenses	6,936	(45,871)	(24,639)

Net cash used in operating activities	(901,029)	(785,480)	(3,254,697)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment & software, furniture and leasehold improvement	(2,802)	(4,142)	(108,275)
Cash received for sale of fixed assets	-	1,000	1,000
Cash paid for trademark registration	(1,349)	(4,762)	(37,294)
Net cash used in investing activities	(4,151)	(7,904)	(144,569)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	200,000	491,589	2,135,700
Proceeds from sale of common shares to founders	-	-	58,000
Cash paid for offering costs	-	-	(523,141)
Capital contribution by shareholders	-	-	289,605
Proceeds collected from subscription receivable	500,000	-	2,111,300
Net cash provided by financing activities	700,000	491,589	4,071,464

Effect of exchange rate changes on cash and cash equivalents	725	(7,515)	(6,007)

NET INCREASE (DECREASE) IN CASH	(204,455)	(309,310)	666,191
CASH AT THE BEGINNING PERIOD	870,646	1,166,927	-
CASH AT THE END OF THE PERIOD	$666,191	857,617	666,191

Supplemental disclosure of cash flow information
Non-cash financing activities:
Cash owed for offering costs to related party	$-	$21,121	$-
Cash owed for offering costs	$-	$15,000	$-
Shares issued for offering costs	$-	$150,000	$150,938
Accounts payable owed to related party – converted to shares	$651,537	$-	$651,537
Issuance of stock payable	$-	$-	$600,000
Subscription receivable for shares issued	$-	$-	$500,000
Change in net assets due to foreign currency translation	$25,460	$-	$25,460

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

On May 2, 2013, GESPL entered into a Lease Agreement with Harmony Convention Holdings Pte Ltd to lease a store premises at Suntec City Mall for a period of three years.

On August 8, 2013, GEECIS changed the company name from GEEC Internet Sales (Private) Limited to Genufood Enzymes Lanka (Private) Limited (“GELPL”).

On April 9, 2014, GESPL entered into a License Agreement with City Square Mall, City Developments Limited to lease a pushcart store for a period of two month with option to renew.

On May 14, 2014, GESPL entered into a Consignment Agreement with Nature’s Farm Pte Ltd to display and for resale Procellax range of enzyme products at six stores / locations throughout Singapore.

To-date GEPSL has a total of eight stores in Singapore for displaying and for resale of Procellax range of enzyme products whether under lease, consignment or license.

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

Development Stage Activities

The accompanying unaudited consolidated financial statements have been prepared in accordance with ASC 915-10-05, Development Stage Entities.  A development - stage company is one in which planned principal operations have not commenced or, if its operations have commenced, but there have been no significant revenues.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

For financial reporting purposes, the financial statements of the Company’s Sri Lanka subsidiary, which are prepared using the LKR, are translated into the Company’s reporting currency, the U.S. dollar.  Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.0076 and 0.0079 as of March 31, 2014 and 2013, respectively.  Revenue and expenses are translated using average exchange rates prevailing during each reporting period.  The 0.0076 and 0.0079 average exchange rates were used to translate revenues and expenses for the reporting period ended March 31, 2014 and 2013, respectively.  Stockholders’ equity is translated at historical exchange rates.  Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, the U.S. dollar.  Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.79397 and 0.806 as of March 31, 2014 and 2013, respectively.  Revenue and expenses are translated using average exchange rates prevailing during each reporting period.  The 0.7939 and 0.8081 average exchange rates were used to translate revenues and expenses for the reporting period ended March 31, 2014 and 2013.  Stockholders’ equity is translated at historical exchange rates.  Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the statements of operations.

No representation is made that the LKR or SGD amounts could have been, or could be converted into U.S. dollar at the above rates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company places the majority of its cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  As of March 31, 2014, the Company had $666,191 cash in banks, $590,784 of which with one financial institution, which is $340,784 in excess of FDIC limit.  The Company mitigates this concentration of credit risk by monitoring the credit worthiness of financial institutions and its customers.

In October 2008, the Federal government temporarily increased the FDIC insured limits up to a maximum of $250,000 per depositor.

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

Inventories

The Company’s inventories include enzyme products, packaging and labeling materials.  Inventories are stated at the lower of cost or market value.  Cost is determined using weighted average cost method.  As of March 31, 2014 and September 30, 2013, the Company had inventory balances of $267,212 and $110,894, respectively, which was comprised of enzyme products, beverages, packaging and labeling materials.

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

The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets.  If these estimates change in the future, the Company may be required to record impairment charges for these assets.  As of March 31, 2014, no impairment was recorded.

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

The Company’s PP&E as of March 31, 2014 and September 30, 2013 consisted of computer equipment, software, furniture and leasehold improvement with useful life of 3 or 5 years.  Depreciation is computed using the straight line method over the estimated useful lives.  Depreciation on leasehold improvements is amortized over the lesser of the useful lives or the term of the lease.

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

The Company had no instruments re-measured to fair value on a recurring or non-recurring basis as of March 31, 2014 or September 30, 2013.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents.  In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  For the six months ended March 31, 2014 and 2013, the company didn't have any potentially dilutive securities.

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

For the six months ended March 31, 2014 and 2013, the Company did not record any stock-based compensation to employees or non-employees.

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

NOTE 3 – GOING CONCERN

The Company is a development stage company and has incurred a cumulative net loss since inception of $4,333,030.  As of March 31, 2014, the Company had a positive working capital of $487,683, which, however, might be insufficient to finance the Company's business plan for the next twelve months.  Due to the start-up nature, the Company expects to incur additional losses in the immediate future.  To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of common stock.  The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and attain profitable operations.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) as of March 31, 2014 and September 30, 2013 consisted of the computer equipment and software, furniture and leasehold improvement with useful life of 3 or 5 years.  Balances for the PP&E as of March 31, 2014 and September 30, 2013 were as follows:

	March 31, 2014	September 30, 2013
Computer equipment & software	$24,235	$21,453
Furniture and equipment	8,282	8,297
Leasehold improvements	73,408	73,540
Less: accumulated depreciation	(34,041)	(13,125)
Property, plant and equipment, net	$71,884	$90,165

Depreciation expense for the six months ended March 31, 2014 and 2013 was $21,023 and $1,565, respectively.

NOTE 5 – TRADEMARKS

The Company filed applications for trademarks on three of its products in their target markets: the United States, Singapore, Thailand, Hong Kong, Taiwan, Macau, Sri Lanka and Malaysia.  As of March 31, 2014, the registration for all three products was completed in the United States, China (PRC), Hong Kong, Taiwan, Macau and Singapore, and still pending in other target markets.  As of March 31, 2014, the Company capitalized trademark costs of $37,293.  Accumulated amortization at March 31, 2014 and September 30, 2013 was $6,306 and $5,459, respectively.  During the six months ended March 31, 2014 and 2013, the Company recorded trademark amortization expense of $848 and $1,679.  All trademarks have legal lives from 7 to 10 years and are amortized over their respective legal lives upon approval.

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

As of March 31, 2014 and 2013, nothing additional is owed to the consultant.

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

During the period ended March 31, 2013 the Company signed a Term Sheet with Kodiak Capital Group (“Kodiak”) in respect of a future potential investment of US$3,000,000 to be received in draws by the Company with shares to be granted at a discount to trading prices.  With execution of the term sheet the Company was required to pay $15,000 in cash and issue shares worth $150,000.  These amounts were recorded as offering costs based on the future prospective offering.  These shares have been issued in May 2013, therefore the balance of stock payable as of September 30, 2013 was zero.  On July 11, 2013 the Company signed the Registration Rights Agreement and Investment Agreement with Kodiak Capital Group.  Pursuant to the Investment Agreement, the Company have the right to “put” to Kodiak (“the Put Right’) up to $3 million in shares of our common stock to Kodiak to purchase our common stock for a purchase price equal to 80% of the volume Weighted Average Price which is defined as the lowest closing “best bid” price of the common stock during the five consecutive trading days immediately following the date of our notice to Kodiak of our intention to “put”.  Kodiak has indicated that they will resell those shares in the open market, resell our shares to other investors through negotiated transactions, or hold our shares in its portfolio.  Kodiak cannot own more than 9.99% of the total number of shares issued and outstanding on the Closing Date in accordance to Rule 13d-1(j) of the Securities Exchange Act,  1934 as amended.  The line of credit expires after the $3 million has been drawn or six months after the registration statement being declared effective by the United States Securities and Exchange Commission.  On February 11, 2014, the Company issued the first put to Kodiak for $200,000.  On February 19, 2014, the Company issued 1,000,000 common shares to Kodiak for $200,000 cash proceeds received from the put.

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

On December 26, 2013, the Company’s Board of Directors resolved to approve the sale of the 1,666,667 shares to Access Equity Capital Management Corp for $500,000 supported by a Promissory Note due on March 31, 2014.  During the six months ended March 31, 2014, the Company received $500,000 from Access Equity Capital Management Corp (“AECM”) being the final part payment of the Promissory Note.  Therefore, the balance of subscription receivable as of March 31, 2014 is zero.

On March 31, 2014, 2,024,444 shares were issued to Access Finance and Securities (NZ) Ltd (“AFS”) for conversion of debt of $303,666.  The value of the shares issued was less than the value of the debt converted.  Due to the transaction being with a related party no gain was recorded and the entire debt was relieved to common stock and additional paid in capital.

On March 31, 2014, 2,319,140 shares were issued to AMCM for conversion of debt of $347,871.  The value of the shares issued was less than the value of the debt converted.  Due to the transaction being with a related party no gain was recorded and the entire debt was relieved to common stock and additional paid in capital.

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

On September 21, 2010, the Company entered into a Sole Marketing Agent Agreement with Access Management Consulting and Marketing Pte.  Ltd. (“AMCM”) for the marketing of the Company’s range of enzyme products and to source, select and interview country sole distributors for the distribution of our range of enzyme products to the world at large.  The Company’s President, Chief Executive Officer, Chief Financial Officer, and director, Mr. Yi Lung Lin, is also the President and Managing Director of AMCM.

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

On September 24, 2012, NATfresh Beverages has purchased USD500,000 worth of IPO GEEC shares from the Company which are originally from the TCEEC’s subscription receivable after TCEEC could not honor the Promissory Note.  Mr. Yi Lung Lin is the President, CEO, CFO, Treasure, Secretary and Principal Accounting Officer of NATfresh Beverages Corp.

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

On February 14, 2014, the District Court, District of Nevada under civil claim action / case no. 2:13-cv-00435-RCJ-CWH awarded a default judgment of $150,170.50 and costs.  The Company will account for this event when the funds are collected and therefore all contingencies are resolved.

On March 31, 2014, 2,024,444 shares were issued to AFS for conversion of debt of $303,666.

On March 31, 2014, 2,319,140 shares were issued to AMCM for conversion of debt of $347,871.

During the six months ended March 31, 2014, the Company received a total of $500,000 from a related party for the subscription receivable.

During the six months ended March 31, 2014 and 2013, the Company generated $85,085 and $1,653, respectively, in revenue on sales to related parties.

As of March 31, 2014 and 2013 there were amounts due from related parties of $30,602 and $2,418 respectively.

As of March 31, 2014 and 2013 there were amounts due to related parties of $362,359 and $47,497 respectively.

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

On February 14, 2014, the District Court, District of Nevada under civil claim action / case no. 2:13-cv-00435-RCJ-CWH awarded a default judgment of $150,170.50 and costs against Taiwan Cell Energy Enzymes Corporation.

NOTE 9 - SUBSEQUENT EVENTS

On May 1, 2014, AMCM gave notice to the Company to have an early termination of the Sole Marketing Agent Agreement dated September 21, 2010.

On April 9, 2014, the Company’s Singapore subsidiary, Genufood Enzymes (S) Pte Ltd (“GESPL”) entered into a License Agreement with City Square Mall, City Developments Limited, Singapore for lease of a pushcart store.  The licensing period is for two months with option to renew.  The total lease fee is $2,821.

On May 13, 2014, the Company agreed to a Debt Amendment Agreement with Southridge Partner II, LP to convert the principal amount of $125,000 under the Promissory Note dated October 17, 2013 into common stock of the Company at a conversion price per share equal to fifty five percent (55%) of the lowest closing bid prices during the fifteen trading days immediately prior to the date of the Conversion Notice.  The maturity date of the Promissory Note also extended to December 31, 2015.

On May 14, 2014, GESPL entered into a Consignment Agreement with Nature’s Farm Pte Ltd to display and for resale of Procellax range of enzymes products at six stores / locations throughout Singapore for a period of one year.  The monthly product display fee is $11,983 and one-time product listing fee of $4,602 payable.

On May 16, 2014, Southridge Partners II, LP issued a Notice of Conversion to the Company to convert part of the Promissory Note and expenses of total $4,488 into 102,000 common stock shares of the Company.

On May 16, 2014, the Board of Directors of the Company passed a Consent Board Resolution to approve the acceptance of the Notice of Conversion and to allot and issue the 102,000 common shares to Southridge Partner II, LP.  The 102,000 common shares have not been physically issued and therefore the Company owed the said shares to Southridge Partner II, LP.

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

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $661,191 and a working capital surplus of $487,683.  As of March 31, 2014 our accumulated deficit was $4,333,030.  For the six months ended March 31, 2014 our net loss was $1,678,690 compared to $656,049 during the same period in 2013.  This increase was due mostly to our increasing business operations.

Our loss was funded by proceeds from the sale of our common stock.  During the six months ended March 31, 2014, we raised in net proceeds $700,000 through financing activities and our cash position decreased by $204,455.

We used net cash of $901,029 in operating activities for the six months ended March 31, 2014 compared to net cash of $785,480 in operating activities for the same period in 2013.  We used net cash of $4,151 in investing activities for the six months ended March 31, 2014 compared to $7,904 during the same period in 2013.  The effect of exchange rates on cash was an increase in cash of $725 for the six months ended March 31, 2014 compared to a decrease of $7,515 during the six months ended March 31, 2013.

During the six months ended March 31, 2014 our monthly cash requirement was approximately $150,172, compared to approximately $130,913 for the same period in 2013.

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

These consolidated financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at March 31, 2014, and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

4

Results of Operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 and from inception to March 31, 2014.

Limited Revenues

Since our inception on June 21, 2010 to March 31, 2014, we have earned limited revenue of $337,667.  As of March 31, 2014, we have an accumulated deficit of $4,333,030 and earned revenues of $95,800 during the three months ending on March 31, 2014 compared to $8,591 during the same period in 2013.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $757,408 for the three months ended March 31, 2014, compared to a net loss of $272,431 for the same period in 2013.  This increase in net loss is mostly due to increased operating expenses.  From inception on June 21, 2010 to March 31, 2014, we have incurred a net loss of $4,333,030.  Our basic and diluted loss per share was ($0.00) for the three months ended March 31, 2014, and ($0.00) for the same period in 2013.

Expenses

Our total operating expenses increased from $278,459 to $810,508 for the three months ended March 31, 2014 compared to the same period in 2013.  This increase in expenses is due to higher operating expenses.  Since our inception on June 21, 2010 to March 31, 2014, we have incurred total operating expenses of $4,480,333.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased from $152,544 to $533,087 for the three months ended March 31, 2014 compared to the same period in 2013, mainly due to increased legal and auditing services provided in the three month periods ended March 31, 2014.  Since our inception on June 21, 2010 until March 31, 2014 we have spent $2,493,496 on professional fees.

Our advertising and business promotion expenses increased from $31,910 to $32,899 for three months ended March 31, 2014 compared to the same period in 2013.  Since our inception on June 21, 2010 until March 31, 2014 we have spent $529,108 on advertising and business promotion expenses.

Results of Operations for the six months ended March 31, 2014 compared to the six months ended March 31, 2013

Revenues

We earned revenues of $114,872 during the six months ending on March 31, 2014, compared to revenues of $13,954 during the same period in 2013.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $1,678,690 for the six months ended March 31, 2014, compared to a net loss of $656,049 for the same period in 2013.  This increase in net loss is mostly due to higher operating expenses.  Our basic and diluted loss per share was ($0.00) for the six months ended March 31, 2014, and ($0.00) for the same period in 2013.

Expenses

Our total operating expenses increased from $667,586 to $1,737,599 for the six months ended March 31, 2014 compared to the same period in 2013.  This increase in expenses is due to higher operating expenses.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased from $254,237 to $1,104,993 for the six months ended March 31, 2014 compared to the same period in 2013, mainly due to increased legal and auditing services provided in the six month period ended March 31, 2014.

Our advertising and business promotion expenses increased from $199,167 to $210,566 for six months ended March 31, 2014 compared to the same period in 2013.

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

5

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures

Not applicable

ITEM 4T.  Control and Procedures.

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of March 31, 2014 that, as a result of the following material weaknesses in internal control over financial reporting, disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GENUFOOD ENERGY ENZYMES CORP. (REGISTRANT)
Date: May 20, 2014	Per: /s/ Yi Lung Lin
Yi Lung Lin, President & C.E.O.

8