Form 10-Q/A
period 2014-03-31
Genufood Energy Enzymes Corp.
filed 2014-05-21
CIK 1510518

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

GENUFOOD ENERGY ENZYMES CORP. (REGISTRANT)
Date: May 21, 2014	Per: /s/ Yi Lung Lin
Yi Lung Lin, President & C.E.O.

8