Form 10-Q
period 2014-06-30
Genufood Energy Enzymes Corp.
filed 2014-08-21
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 19, 2014 the registrant had 429,186,859 shares of common stock outstanding.

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

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS.

2

PART I - FINANCIAL INFORMATION

Genufood Energy Enzymes Corp.

(A Development Stage Company)

June 30, 2014

3

GENUFOOD ENERGY ENZYMES CORP
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	September 30, 2013
ASSETS
Current assets
Cash	$366,082	$870,646
Prepaid expenses	-	40,390
Tax receivable	5,761	3,763
Accounts Receivable	-	52
Accounts Receivable – related party	30,187	-
Other receivable	8	102
Other receivable – related party	-	1,652
Inventory	260,556	110,894
Total current assets	662,594	1,027,499

Property, Plant and Equipment, net of accumulated depreciation	62,439	90,165
Intangibles and other assets
Trademarks, net of accumulated amortization	31,033	30,486
Security deposit asset	50,619	47,578
Total intangibles and other assets	81,652	78,064

Total assets	$806,685	$1,195,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payables	$103,207	$101,147
Accounts payable to related party	248,692	142,843
Convertible note payable, net of debt discount of $101,24 0 and $0, respectively	609	-
Derivatives liabilities	111,145	-
Other payables	36,096	-
Accrued expenses	4,663	8,038
Total current liabilities	504,412	252,028

Total liabilities	504,412	252,028

Stockholders' equity
Common Stock, $0.001 par, 500,000,000 shares authorized. 401,441,972 shares issued and outstanding at June 30, 2014 and 394,245,972 at September 30, 2013	401,441	394,246
Additional paid in capital	4,610,553	3,711,931
Subscription receivable	-	(500,000)
Deficit accumulated during development stage	(4,724,750)	(2,654,340)
Accumulated other comprehensive income / (loss)	15,029	(8,137)
Total stockholders' equity	302,273	943,700

Total liabilities and stockholders' equity	$806,685	$1,195,728

The accompanying notes are an integral part of these condensed consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30, 2014	Three Months ended June 30, 2013	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013	June 21, 2010 (Inception) through June 30, 2014
Revenue
Revenue	$8,734	107,686	34,784	119,987	69,652
Related party revenue	16,913	-	105,735	1,653	293,662
Total revenue	25,647	107,686	140,519	121,640	363,314

Cost of goods sold
Product costs	18,024	57,728	72,582	65,302	206,785
Total cost of goods sold	18,024	57,728	72,582	65,302	206,785
Gross margin	7,623	49,958	67,937	56,338	156,529

Expenses
Advertising & business promotion	54,312	7,257	264,878	206,424	583,420
Rent expense	59,062	19,032	167,314	42,021	330,214
Professional fees	46,698	145,052	1,151,691	399,289	2,540,194
General & administrative expenses	253,322	54,215	567,111	245,164	1,439,900
Total operating expenses	413,394	225,556	2,150,994	892,898	4,893,728
Total operating loss	(405,771)	(175,598)	(2,083,056)	(836,560)	(4,737,198)

Other income / (expenses)
Interest income	153	249	604	1,011	3,654
Interest expense	(7,868)	-	(4,384)	-	(4,384)
Miscellaneous income	58,487	2,628	58,488	2,398	58,488
Amortization of debt discount	-	-	(23,760)	-	(23,760)
Gain/(loss) on derivative liabilities	(12,557)	-	(12,557)	-	(12,557)
Foreign currency exchange gain/(loss)	(404)	5	(5,744)	4,386	(8,992)
Net loss	(367,960)	(172,716)	(2,070,410)	(828,765)	(4,724,750)
Foreign currency translation adjustment	1,268	(9,512)	23,166	(20,481)	15,029
Comprehensive loss	(366,692)	(182,228)	(2,047,224)	(849,246)	(4,709,721)
Weighted average number of common shares outstanding-basic and diluted	400,008,210	393,65 8,747	396,313,238	393,425,230
Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.0 1 )	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

GENUFOOD ENERGY ENZYMES CORP (Development Stage Company) UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013	From June 21, 2010 (Inception) through June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,070,410)	(828,765)	(4,724,750)
Adjustments to reconcile net loss to net cash:
Depreciation	30,772	2,660	44,093
Amortization - trademarks	1,448	2,236	6,907
Amortization of debt discount	23,760	-	23,760
Change in fair value of derivatives	(32,842)	-	(32,842)
Loss on derivatives	45,399	-	45,399
Stock compensation to distributors	-	-	274,705
Change in operating assets and liabilities:
Prepaid expenses	39,945	(78,708)	(4,915)
Inventory	(128,848)	(104,088)	(235,797)
Tax receivables	3,763	9,415	10,582
Accounts receivable	52		-
Accounts receivable – related party	(30,025)		(30,025)
Other receivables	538	(32)	(156)
Other receivables – related party	1,651	(3,742)	(271)
Other assets	(8,513)	(13,580)	(66,782)
Accounts payable	31,621	24,456	130,600
Accounts payable to related party	754,529	(10,314)	900,239
Accrued expenses	10,089	(30,250)	(21,486)

Net cash used in operating activities	(1,327,071)	(1,030,712)	(3,680,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment & software, furniture and leasehold improvement	(2,807)	(6,616)	(108,280)
Cash received for sale of fixed assets	-	1,000	1,000
Cash paid for trademark registration	(1,995)	(4,762)	(37,940)
Net cash used in investing activities	(4,802)	(10,378)	(145,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	200,000	625,368	2,135,700
Proceeds from sale of common shares to founders	-	-	58,000
Cash paid for offering costs	-	(37,122)	(523,141)
Borrowing on debt	125,000	-	125,000
Capital contribution by shareholders	-	-	289,605
Proceeds collected from subscription receivable	500,000	-	2,111,300
Net cash provided by financing activities	825,000	588,246	4,196,464

Effect of exchange rate changes on cash and cash equivalents	2,309	(16,231)	(4,423)

NET INCREASE (DECREASE) IN CASH	(504,564)	(469,075)	366,082
CASH AT THE BEGINNING PERIOD	870,646	1,166,927	-
CASH AT THE END OF THE PERIOD	$366,082	697,852	366,082

Supplemental disclosure of cash flow information
Non-cash financing activities:
Cash owed for offering costs to related party		$6,020
Cash owed for offering costs		$-
Shares issued for offering costs		$937
Accounts payable owed to related party – converted to shares	$651,537	-	651,537
Note payables – converted to shares	$27,868	-	27,868
Derivative liabilities	$111,145	-	111,145
Issuance of stock payable		$-
Debt discount derivatives	$125,000	-	125,000
Subscription receivable for shares issued		$-
Change in net assets due to foreign currency translation		$-

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

The Company’s objective is to commence marketing and distribution of American range of enzyme products for human and animal consumption to sole country distributors, wholesalers, dealers and retailers, as well as to the general public following the Company’s Multi- Level Marketing – Franchise Investor Dealer Related (MLM-FIDR) concept, to begin with, in Taiwan, and then to China, Hong Kong, Macau, Thailand, Malaysia, Singapore and Sri Lanka.

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

For financial reporting purposes, the financial statements of the Company’s Sri Lanka subsidiary, which are prepared using the LKR, are translated into the Company’s reporting currency, the U.S. dollar.  Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.0077 and 0.0079 as of June 30, 2014 and 2013, respectively.  Revenue and expenses are translated using average exchange rates prevailing during each reporting period.  The 0.0076 and 0.0079 average exchange rates were used to translate revenues and expenses for the reporting period ended June 30, 2014 and 2013, respectively.  Stockholders’ equity is translated at historical exchange rates.  Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, the U.S. dollar.  Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7996 and 0.806 as of June 30, 2014 and 2013, respectively.  Revenue and expenses are translated using average exchange rates prevailing during each reporting period.  The 0.7953 and 0.8081 average exchange rates were used to translate revenues and expenses for the reporting period ended June 30, 2014 and 2013.  Stockholders’ equity is translated at historical exchange rates.  Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the statements of operations.

No representation is made that the LKR or SGD amounts could have been, or could be converted into U.S. dollar at the above rates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company places the majority of its cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  As of June 30, 2014, the Company had $366,082 cash in banks, $327,549 of which with one financial institution, which is $77,549 in excess of FDIC limit.  The Company mitigates this concentration of credit risk by monitoring the credit worthiness of financial institutions and its customers.

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

Inventories

The Company’s inventories include enzyme products, packaging and labeling materials.  Inventories are stated at the lower of cost or market value.  Cost is determined using weighted average cost method.  As of June 30, 2014 and September 30, 2013, the Company had inventory balances of $260,556 and $110,894, respectively, which was comprised of enzyme products, beverages, packaging and labeling materials.

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

The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets.  If these estimates change in the future, the Company may be required to record impairment charges for these assets.  As of June 30 , 2014, no impairment was recorded.

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

The Company’s PP&E as of June 30 , 2014 and September 30, 2013 consisted of computer equipment, software, furniture and leasehold improvement with useful life of 3 or 5 years.  Depreciation is computed using the straight line method over the estimated useful lives.  Depreciation on leasehold improvements is amortized over the lesser of the useful lives or the term of the lease.

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

The Company had no instruments re-measured to fair value on a recurring or non-recurring basis as of September 30, 2013.

The fair value of the Company’s derivative liabilities was $111,145 as of June 30, 2014.

See Note 9 for the Company’s detailed information of derivative liabilities.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents.  In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  For the nine months ended June 30 , 2014 and 2013, the company didn't have any potentially dilutive securities.

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

For the nine months ended June 30, 2014 and 2013, the Company did not record any stock-based compensation to employees or non-employees.

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

NOTE 3 – GOING CONCERN

The Company is a development stage company and has incurred a cumulative net loss since inception of $4,724,750.  As of June 30 , 2014, the Company had a positive working capital of $ 158,182 , which, however, might be insufficient to finance the Company's business plan for the next twelve months.  Due to the start-up nature, the Company expects to incur additional losses in the immediate future.  To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of common stock.  The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and attain profitable operations.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) as of June 30, 2014 and September 30, 2013 consisted of the computer equipment and software, furniture and leasehold improvement with useful life of 3 or 5 years.  Balances for the PP&E as of June 30, 2014 and September 30, 2013 were as follows:

	June 30, 2014	September 30, 2013
Computer equipment & software	$24,391	$21,453
Furniture and equipment	8,341	8,297
Leasehold improvements	73,928	73,540
Less: accumulated depreciation	(44,221)	(13,125)
Property, plant and equipment, net	$62,439	$90,165

Depreciation expense for the nine months ended June 30, 2014 and 2013 was $30,772 and $ 2,660 , respectively.

NOTE 5 – TRADEMARKS

The Company filed applications for trademarks on three of its products in their target markets: the United States, Singapore, Thailand, Hong Kong, Taiwan, Macau, Sri Lanka and Malaysia.  As of June 30, 2014, the registration for all three products was completed in the United States, China (PRC), Hong Kong, Taiwan, Macau and Singapore, and still pending in other target markets.  As of June 30, 2014, the Company capitalized trademark costs of $37,939.  Accumulated amortization at June 30, 2014 and September 30, 2013 was $6,906 and $5,459, respectively.  During the nine months ended June 30, 2014 and 2013, the Company recorded trademark amortization expense of $1,448 and $ 2,236 .  All trademarks have legal lives from 7 to 10 years and are amortized over their respective legal lives upon approval.

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

On July 6, 2010, 150,000,000 shares were issued to a consultant for services directly related to the S-1 registration and offering.  These shares were valued at $0.25 per share and recorded as a reduction to additional paid- in capital due to it being an offering cost of the future S-1 offering.  As a result of this transaction, additional paid in capital was reduced for the value of the shares equal to $37,500,000.  This reduction was offset by recording an increase to common stock according to the par value of the shares issued equal to $150,000, and increasing additional paid in capital by $37,350,000.  Due to the offsetting entries to additional paid in capital from the transaction, the net effect on equity was a reduction to additional paid in capital for $150,000 and an increase to the value of common stock for $150,000.  In addition to this share issuance, the Company issued an additional 50,000,000 shares to the consultant for offering costs.  The 50,000,000 additional shares were issued to convert the $50,000 payable owed to the consulting company (see Note 8).  Through March 31, 2012, the Company paid a total of $345,000 cash to this consultant for offering costs.  As of June 30, 2014 and 2013, nothing additional is owed to the consultant.

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

On December 26, 2013, the Company’s Board of Directors resolved to approve the sale of the 1,666,667 shares to Access Equity Capital Management Corp for $500,000 supported by a Promissory Note due on March 31, 2014.  During the six months ended June 30 , 2014, the Company received $500,000 from Access Equity Capital Management Corp (“AECM”) being the final part payment of the Promissory Note.  Therefore, the balance of subscription receivable as of June 30 , 2014 is zero.

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

On May 13, 2014, the Company agreed to a Debt Amendment Agreement with Southridge Partner II, LP to convert the principal amount of $125,000 under the Promissory Note dated October 17, 2013 into common stock of the Company at a conversion price per share equal to fifty five percent (55%) of the lowest closing bid prices during the fifteen trading days immediately prior to the date of the Conversion Notice.  The maturity date of the Promissory Note also extended to December 31, 2015. See note 9 for derivative valuation.

On May 16, 2014, Southridge Partners II, LP issued the First Notice of Conversion to the Company to convert part of the principal amount of the Promissory Note of $500 plus interest of $3,613 and legal fees of $375 total $4,488 into 102,000 shares of common stock of the Company.  The Board of Directors of the Company passed a Consent Board Resolution to approve the acceptance of the Notice of Conversion and to allot and issue the 102,000 shares of common stock of the Company to Southridge Partner II, LP.  On the same day the 102,000 shares of common stock of the Company was issued. No gain or loss was recorded on the transaction.

On June 4, 2014, Southridge Partners II, LP issued the Second Notice of Conversion to the Company to convert part of the principal amount of the Promissory Note of $6,276plus interest of $324and legal fee of $275total $6,875into 250,001 shares of common stock of the Company.  The Board of Directors of the Company passed a Consent Board Resolution to approve the acceptance of the Notice of Conversion and to allot and issue the 250,001 shares of common stock of the Company to Southridge Partner II, LP.  On the same day the 250,001 shares of common stock of the Company was issued. No gain or loss was recorded on the transaction.

On June 12, 2014, Southridge Partners II, LP issued the Third Notice of Conversion to the Company to convert part of the principal amount of the Promissory Note of $16,375plus interest of $129total $16,504  into 1,500,415 shares of common stock of the Company.  The Board of Directors of the Company passed a Consent Board Resolution to approve the acceptance of the Notice of Conversion and to allot and issue the 1,500,415 shares of common stock of the Company to Southridge Partner II, LP.  On the same day the 1,500,415 shares of common stock of the Company was issued. No gain or loss was recorded on the transaction.

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

During the nine months ended June 30, 2014, the Company received a total of $500,000 from a related party for the subscription receivable.

During the nine months ended June 30, 2014 and 2013, the Company generated $1 05 , 735 and $1,653, respectively, in revenue on sales to related parties.

During the year ended September 30, 2013, the Company received a total of $155,000 from TCEEC, $270,368 from an existing shareholder and $1,185,932 from a related party, respectively for the subscription receivable.

On May 1, 2014, AMCM gave notice to the Company to have an early termination of the Sole Marketing Agent Agreement dated September 21, 2010.

As of June 30, 2014 and 2013 there were amounts due from related parties of $30,187 and $ 0 respectively.

As of June 30, 2014 and 2013 there were amounts due to related parties of $248,692 and $ 142,843 respectively.

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

On May 14, 2014, GESPL entered into a Consignment Agreement with Nature’s Farm Pte Ltd to display and for resale of Procellax range of enzymes products at six stores / locations throughout Singapore for a period of one year.  The monthly product display fee is $12,000 and one-time product listing fee of $4,602 payable.

On May 27, 2014, GESPL entered into the License Agreement with CapitaLand Retail Management Pte Ltd for lease of a pushcart store.  The licensing period is for six months commencing August 1, 2014 with option to renew.  The total lease fee is $8,158.

On June 4, 2014, GESPL renewed the License Agreement with City Square Mall, City Developments Limited, Singapore for lease of a pushcart store for another two month from July 1, 2014 to August 31, 2014.  The total lease fee is $2,400.

                                                                                  Fiscal year end 9/30:

2013	$76,318
2014	$294,686
2015	$330,736
2016	$132,458
2017	$ -

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

On February 14, 2014, the District Court, District of Nevada under civil claim action / case no. 2:13-cv-00435-RCJ-CWH awarded a default judgment of $150 , 17 1 and costs against Taiwan Cell Energy Enzymes Corporation. This amount has not been collected as of August 19, 2014.

NOTE 9 – CONVERTIBLE PROMISSORY NOTE

On October 17, 2013, the Company issued a promissory note (the “Note”) in the principal amount of $125,000, maturing on May 31, 2014. The Notes has an interest rate of 5% per annum. The principal and accrued interest is due at maturity.  Unless the Note is prepaid in cash, Southridge has the right at its election to convert all or part of the outstanding and unpaid principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The conversion price per share equal to 55% of the lowest closing bid prices during the 15 trading days immediately prior to the date of the Conversion Notice. On May 13, 2014, the maturity date of the Note extended to December 31, 2015. Due to the floating conversion price this Note had an embedded derivative. The debt discount resulting from the derivative was valued at $125,000 upon issuance of the Note. This value was recorded as a discount on debt and offset to derivative liability. Amortization on the debt discount was $23,760 during the nine month period ended June 30, 2014 and the balance on the debt discount as of June 30, 2014 was $101,240. As of June 30, 2014, the principal balance due on this Note was $102,166 including $317 of accrued interest.

On May 16, 2014, Southridge Partners II, LP issued the First Notice of Conversion to the Company to convert part of the principal amount of the Promissory Note of $500 plus interest of $3,613 and legal fees of $375 total $4,488 into 102,000 shares of common stock of the Company.  The Board of Directors of the Company passed a Consent Board Resolution to approve the acceptance of the Notice of Conversion and to allot and issue the 102,000 shares of common stock of the Company to Southridge Partner II, LP.  On the same day the 102,000 shares of common stock of the Company was issued. No gain or loss was recorded on the transaction.

On June 4, 2014, Southridge Partners II, LP issued the Second Notice of Conversion to the Company to convert part of the principal amount of the Promissory Note of $6,276plus interest of $324and legal fee of $275total $6,875into 250,001 shares of common stock of the Company.  The Board of Directors of the Company passed a Consent Board Resolution to approve the acceptance of the Notice of Conversion and to allot and issue the 250,001 shares of common stock of the Company to Southridge Partner II, LP.  On the same day the 250,001 shares of common stock of the Company was issued. No gain or loss was recorded on the transaction.

On June 12, 2014, Southridge Partners II, LP issued the Third Notice of Conversion to the Company to convert part of the principal amount of the Promissory Note of $16,375plus interest of $129total $16,504  into 1,500,415 shares of common stock of the Company.  The Board of Directors of the Company passed a Consent Board Resolution to approve the acceptance of the Notice of Conversion and to allot and issue the 1,500,415 shares of common stock of the Company to Southridge Partner II, LP.  On the same day the 1,500,415 shares of common stock of the Company was issued. No gain or loss was recorded on the transaction.

An independent valuation was performed to determine the value of the derivative liability. The fair value of the embedded derivatives using a multinomial lattice model simulation was done by our independent valuation expert .  The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

Valuation Date:	5/13/2014	5/16/2014	6/4/2014	6/12/2014	6/30/2014
Notes	125,000	500	6,276	16,375	101,849
Derivative Value	170,399	636	7,132	18,644	111,145
Change in Notes due to Issuances	170,399	-	-	-	-
Change in value due to Conversion	-	(636)	(7,132)	(18,644)	-
Mark to Market	-	-	-	-	(32,842)

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date.  At June 30, 2014 and September 30, 2013, the Company recorded current derivative liabilities of $111,145 and $0.

NOTE 10 — RESTATEMENT OF FINANCIAL STATEMENTS

On August 15, 2014, the Company concluded that the y needed to record the Promissory Note dated October 17, 2013 and value Convertible Note at its fair value at each reporting date.

The cumulative effect of this change through March 31, 2014 is a $125,000 increase in note payable, a $2,825 increase in accrued interest . Through December 31, 2013, the impact on the Income Statement was an increase in operating expenses of $125,000, and an increase in total accumulated deficit of $126,284. Through March 31, 2014, the impact on the Income Statement was an increase in operating expenses of $125,000, and an increase in total a ccumulated deficit of $127,825. The change had no effect on the Company's reported cash flows.  Unaudited Tables detailing the effect of the error on the Company’s previously filed financial statements for the quarter ended December 31, 2013 and March 31, 2014 are included below.

March 31, 2014:

UNAUDITED CONSOLIDATED BALANCE SHEETS

	3/31/2014		3/31/2014
	FILED	ADJUSTMENTS	RESTATED
ASSETS
Current assets
Cash	$666,191		$666,191
Prepaid expenses	3,767		3,767
Tax receivable	-		-
Accounts Receivable	-		-
Accounts Receivable – related party	30,602		30,602
Other receivable	354		354
Other receivable – related party	-		-
Inventory	267,212		267,212
Total current assets	968,126		968,126

Property, Plant and Equipment, net of accumulated depreciation	71,884		71,884
Intangibles and other assets
Trademarks, net of accumulated amortization	30,986		30,986
Security deposit asset	47,892		47,892
Total intangibles and other assets	78,878		78,878

Total assets	$1,118,888		$1,118,888

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$103,085		$103,085
Accounts payable to related party	362,359		362,359
Accrued expenses	14,999		14,999
Accrued interest	-	2,825	2,825
Total current liabilities	480,443		483,268

Long-Term Liabilities
Note Payable	-	125,000	125,000
Total Long-Term Liabilities	-		125,000
Total liabilities	480,443		608,268

Stockholders' equity
Common Stock, $0.001 par, 500,000,000 shares authorized. 394,245,972 shares issued and outstanding at December 31, 2013 and 394,245,972 at September 30, 2013	399,589		399,589
Additional paid in capital	4,558,125		4,558,125
Subscription receivable	-		-
Deficit accumulated during development stage	(4,333,030)	(127,825)	(4,460,855)
Accumulated other comprehensive income / (loss)	13,761		13,761
Total stockholders' equity	638,445		510,620

Total liabilities and stockholders' equity	$1,118,888		$1,118,888

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2014	Six Months Ended March 31, 2014		Six Months Ended March 31, 2014
	FILED	ADJUST-MENTS	RESTATED	FILED	ADJUSTMENTS	RESTATED

Revenue
Revenue	$10,715		10,715	26,050		26,050
Revenue – related party	85,085		85,085	88,822		88,822
Total revenue	95,800		95,800	114,872		114,872

Cost of goods sold
Product and label costs	42,162		42,162	54,558		54,558
Total cost of goods sold	42,162		42,162	54,558		54,558
Gross margin	53,638		53,638	60,314		60,314
Expenses
Sales commission expenses	179		179	179		179
Product label design	157		157	740		740
Advertising & business promotion	32,899		32,899	210,566		210,566
Website design	-		-	-		-
Bank service charge	1,175		1,175	2,290		2,290
Computer and internet expenses	1,823		1,823	2,981		2,981
Filing fees	4,078		4,078	5,790		5,790
Office supplies	463		463	3,471		3,471
Rent expense	47,753		47,753	108,252		108,252
Transfer agent fees	7,190		7,190	7,190		7,190
Travel expense	4,196		4,196	16,751		16,751
Professional fees	533,087		533,087	1,104,993	125,000	1,229,993
Postage & shipping	2,067		2,067	3,732		3,732
Printing and reproduction	62		62	62		62
Telephone expense	1,556		1,556	2,469		2,469
AGM & board meeting expenses	13,907		13,907	15,626		15,626
Depreciation expense	9,948		9,948	21,023		21,023
Amortization expense	284		284	848		848
Payroll expenses	91,500		91,500	149,584		149,584
Subscription & registration fee	160		160	410		410
Staff refreshment & recreation	2,097		2,097	2,321		2,321
Logistics & storage expenses	6,717		6,717	8,486		8,486
Medical expenses	63		63	877		877
Courses and seminars	-		-	2,047		2,047
Investor relationship	45,003		45,003	62,249		62,249
Automobile expenses	3,096		3,096	3,096		3,096
Output tax expenses	396		396	396		396
Utilities	652		652	1,170		1,170
Miscellaneous expenses	-			-		-
Total operating expenses	810,508		810,508	1,737,599		1,862,599
Total operating loss	(756,870)		(756,870)	(1,677,285)		(1,802,285)

Other income (expense)
Interest income	182		182	451		451
Miscellaneous income	3,480		3,480	3,484		3,484
Foreign currency exchange gain/(loss)	(4,200)		(4,200)	(5,340)		(5,340)
Interest Expense	-	(1,541)	(1,541)	-	(2,825)	(2,825)
Net loss	(757,408)		(758,949)	(1,678,690)		(1,806,515)
Foreign currency translation adjustment	(14,302)		(14,302)	21,898		21,898
Comprehensive loss	(771,710)		(773,251)	(1,656,792)		(1,784,617)
Weighted average number of common shares outstanding-basic and diluted	394,690,416		394,690,416	394,465,752		394,465,752
Net loss per share-basic and diluted	(0.00)		(0.00)	(0.00)		(0.00)

December 31, 2013:

UNAUDITED CONSOLIDATED BALANCE SHEETS

	31-Dec-13		31-Dec-13
	FILED	ADJUSTMENTS	RESTATED
ASSETS
Current assets
Cash	$795,033		$795,033
Prepaid expenses	-		-
Tax receivable	25,067		25,067
Accounts Receivable	193		193
Accounts Receivable – related party	4,323		4,323
Other receivable	8		8
Other receivable – related party	63		63
Inventory	322,373		322,373
Total current assets	1,147,060		1,147,060

Property, Plant and Equipment, net of accumulated depreciation	81,220		81,220
Intangibles and other assets
Trademarks, net of accumulated amortization	29,922		29,922
Security deposit asset	49,133		49,133
Total intangibles and other assets	79,055		79,055

Total assets	$1,307,335		$1,307,335

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$326,264		$326,264
Accounts payable to related party	462,146		462,146
Accrued expenses	10,307		10,307
Accrued interest		1,284	1,284
Total current liabilities	798,717		800,001

Long-Term Liabilities
Note Payable	-	125,000	125,000
Total Long-Term Liabilities	-		125,000
Total liabilities	798,717		925,001

Stockholders' equity
Common Stock, $0.001 par, 500,000,000 shares authorized. 394,245,972 shares issued and outstanding at December 31, 2013 and 394,245,972 at September 30, 2013	394,246		394,246
Additional paid in capital	3,711,931		3,711,931
Subscription receivable	(50,000)		(50,000)
Deficit accumulated during development stage	(3,575,622)	(126,284)	(3,701,906)
Accumulated other comprehensive income / (loss)	28,063		28,063
Total stockholders' equity	508,618		382,334

Total liabilities and stockholders' equity	$1,307,335		$1,307,335

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended December 31, 2013	ADJUSTMENTS	Three Months Ended December 31, 2013
	FILED		RESTATED

Revenue
Revenue	15,335		15,335
Revenue – related party	3,737		3,737
Total revenue	19,072		19,072

Cost of goods sold
Product and label costs	12,396		12,396
Total cost of goods sold	12,396		12,396
Gross margin	6,676		6,676
Expenses
Sales commission expenses	-		-
Compensation to distributors	-		-
Product label design	583		583
Advertising & business promotion	177,667		177,667
Website design	-		-
Bank service charge	1,115		1,115
Computer and internet expenses	1,158		1,158
Filing fees	1,712		1,712
License and permits	527		527
Meals and entertainment	-		-
Office supplies	3,008		3,008
Rent expense	60,499		60,499
Transfer agent fees	-		-
Travel expense	12,555		12,555
Professional fees	571,271	125,000	696,271
Postage & shipping	1,665		1,665
Freight Charges	-		-
Telephone expense	913		913
AGM & board meeting expenses	1,719		1,719
Depreciation expense	11,075		11,075
Amortization expense	564		564
Logistics & storage expenses	1,769		1,769
Payroll expenses	58,084		58,084
Medical expenses	814		814
Courses and seminars	2,059		2,059
Insurance expenses	-		-
Packaging Expenses	-		-
Printing and Reproduction	96		96
Staff refreshment and recreation	224		224
Subscription and registration fee	250		250
Forum and conference expenses	-		-
Repair and maintenance	-		-
Recruitment	-		-
Utilities	518		518
Investor relationship	17,246		17,246
Total operating expenses	927,091		1,052,091
Total operating loss	(920,415)		(1,045,415)

Other income (expense)
Interest income	269		269
Miscellaneous income	4		4
Foreign currency exchange gain/(loss)	(1,140)		(1,140)
Interest Expense	-	(1,284)	(1,284)
Net loss	(921,282)		(1,047,566)
Foreign currency translation adjustment	36,200		36,200
Comprehensive loss	(885,082)		(1,011,366)
Weighted average number of common shares outstanding-basic and diluted	394,245,972		394,245,972
Net loss per share-basic and diluted	(0.00)		(0.00)

NOTE 11 - SUBSEQUENT EVENTS

On July 10, 2014, Southridge Partners II, LP issued the Fourth Notice of Conversion to the Company to convert part of the principal amount of the Promissory Note principal of $24,360 plus interest of $390.65 totaling $24,750.65 into 10,000,263 shares of common stock shares of the Company.

On July 16, 2014, GESPL entered an M&A Acquisition Agreement with Natfresh Beverages Corp (“NFBC”) to acquire the entire capital of NFBC’s wholly owned Singapore subsidiary, Natfresh Productions (S) Pte Ltd (“NPSPL”).  NPSPL has a paid-up share capital of 1,041,597 ordinary shares of SGD1.00 each at par.

On July 16, 2014, 14,102,007 shares of common stock of the Company were issued to Access Finance and Securities (NZ) Ltd (“AFS”) for conversion of debt of $141,020.07.  The value of the shares issued was less than the value of the debt converted.  Due to the transaction being with a related party no gain was recorded and the entire debt was relieved to common stock and additional paid in capital.

On July 16, 2014, 3,642,617 shares of common stock of the Company were issued to AMCM for conversion of debt of $36,426.17.  The value of the shares issued was less than the value of the debt converted.  Due to the transaction being with a related party no gain was recorded and the entire debt was relieved to common stock and additional paid in capital.

On July 21, 2014, the Company completed the acquisition of the entire share capital of NATfresh Productions (S) Pte Ltd (“NPSPL”) of 1,041,597 ordinary shares of SGD1.00 each at par (“the Acquisition Shares”) from NATfresh Beverages Corp (“NFBC”).  The consideration for the Acquisition Shares is by way of shares issuance of 1,041,597 ordinary shares of SGD1.00 each at par of Genufood Enzymes (S) Pte Ltd.  Following the acquisition, the Company became the immediate holding company of NPSPL.

On July 31, 2014, the majority of the shareholders of the Company passed consent shareholder resolution to approve increase of the authorized capital from 500,000,000 common shares to 3,000,000,000 common shares.

On July 29, 2014, the Board of Directors approved the Acquisition proposal to acquire the entire issued and outstanding capital of NFBC and called for the Second Special Meeting of Shareholder.

On August 4, 2014, the Board of Directors of the Company passed a Consent Board Resolution to approve the acceptance of the Fourth Notice of Conversion from Southridge Partners II, LP and to allot and issue the 10,000,263 shares of common stock of the Company shares to Southridge Partner II, LP.  On the same day the 10,000,263 common stock of the Company was issued.

On August 12, 2014, the Second Special Meeting of Shareholders was held.  Two special resolutions were approved on the meeting: (1) That the Company is hereby approved with authority to acquire all or whole of the issued and outstanding shares of common stock capital of NFBC; (2) That in respect of any and the shares issuance of the Company of 1,156,460,641 shares of common stock in exchange with the shareholders of Natfresh for their 1,156,460,641 shares of common stock (on a ratio of 1:1) is approved.

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

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $366,082 and a working capital surplus of $158,182.  As of June 30, 2014 our accumulated deficit was $4,724,750.  For the nine months ended June 30, 2014 our net loss was $2,070,410 compared to $828,765 during the same period in 2013.  This increase was due mostly to our increased operations in 2014.

Our loss was funded by proceeds from the sale of our common stock.  During the nine months ended June 30, 2014, we raised in net proceeds $825,000 through financing activities and our cash position decreased by $504,564.

We used net cash of $1,327,071 in operating activities for the nine months ended June 30, 2014 compared to net cash of $1,030,712 in operating activities for the same period in 2013.  We used net cash of $4,802 in investing activities for the nine months ended June 30, 2014 compared to $10,378 during the same period in 2013.  The effect of exchange rates on cash was an increase in cash of $2,309 for the nine months ended June 30, 2014 compared to a decrease of $16,231 during the nine months ended June 30, 2013.

During the nine months ended June 30, 2014 our monthly cash requirement was approximately $147,452, compared to approximately $114,524 for the same period in 2013.

We plan to implement the sole distributorship agreement we had signed and to enter into formal sole distributorship agreement with other country sole distributors.  We plan to promote, market, distribute and export our range of enzyme products to the Asian market, to begin with Taiwan and then to China.

We expect to require a total of approximately $1,763,864 to fully carry out our business plan over the next twelve months beginning September 2014 as set out in this table:

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

These consolidated financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at June 30, 2014, have an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

4

Results of Operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and from inception to June 30, 2014.

Limited Revenues

Since our inception on June 21, 2010 to June 30, 2014, we have earned limited revenue of $363,314.  As of June 30, 2014, we have an accumulated deficit of $4,724,750 and we did earned revenues of $25,647 during the three months ending on June 30, 2014.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $367,960 for the three months ended June 30, 2014, compared to a net loss of $172,716 for the same period in 2013.  This increase in net loss is mostly due to increased operating expenses.  From inception on June 21, 2010 to June 30, 2014, we have incurred a net loss of $4,724,750.  Our basic and diluted loss per share was ($0.00) for the three months ended June 30, 2014, and ($0.00) for the same period in 2013.

Expenses

Our total operating expenses increased from $225,556 to $413,394 for the three months ended June 30, 2014 compared to the same period in 2013.  This increase in expenses is due to higher operating expenses.  Since our inception on June 21, 2010 to June 30, 2014, we have incurred total operating expenses of $4,893,728.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $98,354 to $46,698 for the three months ended June 30, 2014 from $145,052 for the same period in 2013, mainly due to decreased legal and auditing services provided in the three month period ended June 30, 2014.  Since our inception on June 21, 2010 until June 30, 2014 we have spent $2,540,194 on professional fees.

Our rent expenses increased from $19,032 to $59,062 for three months ended June 30, 2014 compared to the same period in 2013.  Since our inception on June 21, 2010 until June 30, 2014 we have spent $330,214 on rent expenses.

Results of Operations for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013

Revenues

We earned revenues of $140,519 during the nine months ending on June 30, 2014, compared to revenues of $121,640 during the same period in 2013.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $2,070,410 for the nine months ended June 30, 2014, compared to a net loss of $828,765 for the same period in 2013.  This increase in net loss is due to our increased operations in 2014.  Our basic and diluted loss per share was ($0. 01 ) for the nine months ended June 30, 2014, and ($0.00) for the same period in 2013.

Expenses

Our total operating expenses increased from $892,898 to $2,150,994 for the nine months ended June 30, 2014 compared to the same period in 2013.  This increase in expenses is due to higher operating expenses.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased by $752,402 to $1,151,691 for the nine months ended June 30, 2014 from $399,289 for the same period in 2013, mainly due to increased legal and auditing services provided in the nine month period ended June 30, 2014.

Our rent expenses increased from $42,021 to $167,314 for the nine months ended June 30, 2014 compared to the same period in 2013.

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

5

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures

Not applicable

ITEM 4T.  Control and Procedures.

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of June 30, 2014 that, as a result of the following material weaknesses in internal control over financial reporting, disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

6

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

We are currently a party to two legal proceedings.  The first legal proceedings is a civil claim we filed on March 14, 2014 in the District Court in the District of Nevada against Taiwan Cell Energy Enzymes Corp (“TCEEC”) for breach of contract under clause 13.3.4.2 of the Sole Distributorship Agreement (General Outlet-Human Consumption) – Case 2:13-cv-00435-RCJ-CWH.  On April 30, 2014, the District Court in the District of Nevada entered a default against TCEEC and on May 17, 2014, a Motion for Default Judgment against TCEEC was filed.  The second legal proceedings, is a criminal complaint we filed on June 21, 2014 with the Taiwan Public Prosecutors Office against Chen Wen Hsu and Pi Lien Peng for breach of fiduciary duty, forgery and fraudulent misrepresentation.

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

GENUFOOD ENERGY ENZYMES CORP. (REGISTRANT)
Date: August 21, 2014	Per: /s/ Yi Lung Lin
Yi Lung Lin, President & C.E.O.

8