Form 10-K
period 2019-09-30
Genufood Energy Enzymes Corp.
filed 2020-01-13
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from               to

Commission File Number 000-56112

GENUFOOD ENERGY ENZYMES CORP.

(Exact name of registrant as specified in its charter)

Nevada	68-0681158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 South Figueroa Street, Suite 4050

Los Angeles, California 90017

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (213) 330-6770

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐
Smaller reporting company	☒	Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of January 6, 2020, there were 9,124,901,879 shares, $0.001 par value per share, of the registrant’s common stock outstanding. No market value has been computed based upon the fact that no active trading market had been established as of September 30, 2019.

GENUFOOD ENERGY ENZYMES CORP.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019

i

GENERAL NOTE

Throughout this report, we refer to our business from the period from inception (June 21, 2010) through approximately mid- to late-2016, as our “historic period”, the business conducted during the historic period as our “original business” and the management of our company during the historic period as “previous management” or “Oliver Lin’s management”.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

●	risks related to our ability to restart our enzyme products business, including regulatory compliance in Taiwan (sometimes referred to herein as the Republic of China);

●	risks related to our ability to pursue an alternate business strategy in combination with, or instead of, recommencing our enzyme products business;

●	our ability to continue to purchase the raw materials needed to manufacture our products;

●	our ability to market successfully our products;

●	industry-wide market factors and regulatory and other developments affecting our operations;

●	our ability to obtain adequate funding to restart our enzyme products business or pursue an alternate business strategy in combination with, or instead of, recommencing our enzyme products business;

●	certain disputes with previous management of our company, which disputes, among other things, affect amounts claimed by one party against the other; and

●	our ability to fund litigation or other dispute resolution processes in the United States and/or other countries to prosecute or defend various disputes, including disputes with previous management.

ii

ITEM 1. BUSINESS

The discussion of the business of Genufood Energy Enzymes Corp. and its wholly-owned subsidiaries (“Genufood” or the “Company”), is as of the date of filing this report, unless otherwise indicated.

Original Business

During our historic period, we were a start-up company whose main focus was to promote, market, distribute and export a range of enzyme products manufactured in the United States for sale for human and animal consumption in certain Asian markets, including the Association of Southeast Asian Nations (“ASEAN”). Our objective was to commence marketing and distribution of a range of enzyme products for human and animal consumption to sole country distributors, wholesalers, dealers and retailers, as well as to the general public following a Multi-Level Marketing – Franchise Investor Dealer Related (MLM-FIDR) concept, beginning in Taiwan, and then China, Hong Kong, Macau, Thailand, Malaysia, Singapore and Sri Lanka.

As previously reported by previous management:

●	On May 24, 2011, GEEC Internet Sales (Private) Limited (“GEECIS”), a wholly-owned subsidiary of GEEC, was established in the Democratic Socialist Republic of Sri Lanka. GEECIS was established initially to be responsible for GEEC’s internet sales worldwide, but its role changed to that of a sole country distributor. On August 8, 2013, GEECIS changed the company name from GEEC Internet Sales (Private) Limited to Genufood Enzymes Lanka (Private) Limited (“GELPL”).

●	On February 13, 2012 GEEC incorporated a wholly-owned subsidiary company, GEEC Enzymes (S) Pte Ltd (“GESPL”) in Singapore with a view to be the sole country distributor for ProCellax and ProAnilax in Singapore. GESPL had started initial test marketing for the range of ProCellax enzymes products.

●	On May 2, 2013, GESPL entered into a Lease Agreement with Harmony Convention Holdings Pte Ltd to lease a store premises at Suntec City Mall for a period of three years.

●	On April 9, 2014, GESPL entered into a License Agreement with City Square Mall, City Developments Limited to lease a pushcart store for a period of two month with option to renew.

●	On May 14, 2014, GESPL entered into a Consignment Agreement with Nature’s Farm Pte. Ltd. to display and sell the Procellax range of enzyme products at six stores/locations throughout Singapore.

At some point during our historic period, previous management also reported that GEPSL had a total of eight stores in Singapore for the display and resale of the Procellax range of enzyme products.

Additionally, Genufood Enzymes (Thailand) Co., Ltd. was set up as a wholly-owned subsidiary in Thailand in 2014.

During our historic period, we were in the development stage with no significant revenues.  Our initial operations included organization, capital formation, target markets identification and developing marketing plans.

On August 19, 2014, GEEC entered into a share exchange agreement (the “Natfresh Exchange Agreement”) with Natfresh Beverages Corp. (“Natfresh”), pursuant to which shareholders of Natfresh were issued one share of GEEC common stock (our “Common Stock”) for each share of Natfresh stock they owned as of the record date of the transaction. At the time of this transaction, Natfresh and we were under common control through management of both companies by Yi Lung (Oliver) Lin and possibly through common ownership of certain large shareholders, including Oliver Lin. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

At some point, which we believe may have occurred approximately mid- to late-2016, previous management ceased operating our original business. We have not generated any revenue from operations since that time.

Recent Developments

After a period of time following the cessation of our original business at the initiative of previous management, Oliver Lin stated that he was unable to handle the Company’s daily operations due to a legal matter in which he was then personally involved and he advised the Company that it required a new management team.

Pursuant to an agreement entered into on April 18, 2017 (the “April 2017 Agreement”), Oliver Lin resigned as the Company’s President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and a director. On the same day, Boon Kee (Beckenburg) Lim, the son of Oliver Lin, resigned as the Company’s Chief Executive Officer.

Also pursuant to the April 2017 Agreement, on April 18, 2017, the Board of Directors appointed Jui Pin (John) Lin as our President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer. On the same date, John Lin, Ching Ming (James) Hsu and Yi Ling (Betty) Chen became directors. John Lin and Oliver Lin are not related.

A dispute arose between John Lin and Oliver Lin regarding the amount of compensation that Oliver Lin claimed he was owed by GEEC for prior period service, which amount was supposed to be paid to Oliver Lin pursuant to the April 2017 Agreement. We made a partial payment in the amount of $50,000 to Oliver Lin with respect to this claimed amount. See Item 11, “Executive Compensation”. Oliver Lin claimed additional amounts were owed to him. See Item 3, “Legal Proceedings”.

There was also a dispute between John Lin and the Company over the price he paid for certain of our securities that he had purchased pursuant to the April 2017 Agreement, which was at a different price from the price paid in a contemporaneous private offering of our securities (the “2017 Offering”) by other investors. See Item 13, Certain Relationships and Related Transactions, and Director Independence” and Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities”.

Because we did not having access to the Company’s financial books and records, which remained in the possession of Oliver Lin, despite Oliver Lin’s agreement to return all such books and records pursuant to the April 2017 Agreement, the Company entered into a series of agreements with AFS Singapore (Paralegal) Pte Ltd. (“AFS”), an entity controlled by Oliver Lin, in connection with the need to prepare the Company’s audited and interim consolidated financial statements and other matters.

From July 10, 2017 through August 25, 2017, we entered into seven similar agreements with AFS (collectively, the “AFS Agreements”), pursuant to which AFS was to: prepare agendas, minutes and/or resolutions for certain Board meetings (or action by written consent) and a special shareholders’ meeting; prepare employment agreements for James Hsu and Betty Chen; prepare subscription documents for a private offering of our securities and prepare instructions to our transfer agent with respect to issuances pursuant to such offering; make introductions to a new audit firm and review the engagement agreement from such firm; act as audit coordinator, including prepare Notes to Consolidated Financial Statements, for fiscal years 2014, 2015 and 2016 and the first three quarters of fiscal year 2017 (later expanded to include all of fiscal years 2017 and 2018); prepare news releases; review one or more Current Reports on Form 8-K; and act as liaison with the Board of Directors, management and our professional advisors. For these services, AFS would charge us on an hourly basis at a rate varying between $250 and $600 per hour, depending upon the seniority of the person performing the services.

In part because of the disputes between John Lin and Oliver Lin, and between John Lin and the Company, as described above, a majority in voting interest of our shareholders executed a written consented dated August 4, 2017, pursuant to which John Lin was removed as a director. On the same date, directors James Hsu and Betty Chen removed John Lin as President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer. Also on August 4, 2017, the Board of Directors elected James Hsu as our President, Chief Executive Officer and Chief Financial Officer. Also on this date, our Board of Directors elected Betty Chen as our Treasurer, Principal Accounting Officer and Secretary.

Following these developments, the Company entered into three more agreements with AFS (among the seven AFS Agreements described above) and another agreement with AFS dated August 28, 2017, pursuant to which AFS was engaged as the management consultant for the Company, including developing a marketing strategy, forming a U.S. subsidiary, training Company employees in sales and marketing; attending meetings as appropriate and serving as a liaison with the Board of Directors, management and our professional advisors. For these services, AFS would charge us on an hourly basis at a rate varying between $250 and $600 per hour, depending upon the seniority of the person performing the services.

Mr. Hsu and Ms. Chen traveled to Singapore in September 2017, to meet with the Company’s bookkeeper and coordinate the Company’s audit. Subsequently, Mr. Hsu and Ms. Chen traveled to the United States and met with various people, including the Company’s professional advisors, to discuss the pending audit and certain legal matters. As a result of these two trips, Mr. Hsu and Ms. Chen determined that Oliver Lin had not handed over the Company’s complete corporate files, including its complete books and records and other financial information, to our new management team, and was not otherwise performing or cooperating with the Company under the AFS Agreements.

On October 5, 2017, the Company dismissed AFS and Oliver Lin as a consultant under the AFS Agreements AFS billed us $68,352, plus interest, during the period July 10, 2017 through October 7, 2017. Of this amount, we paid AFS $12,500. The Company believes that AFS and Oliver Lin did not perform fully under the AFS Agreements and does not owe any further amounts under the AFS Agreements.

On October 23, 2017, former outside counsel to the Company requested in writing that Oliver Lin return the accounting books and records of GEEC and its affiliates. On October 26, 2017, Oliver Lin replied to the Company’s former outside counsel that Oliver Lin would not comply unless and until the Company settled all outstanding amounts that AFS and Oliver Lin claimed were owed to them.

The stalemate between the Company and Oliver Lin continued over the return of the Company’s corporate files, including the books and records and financial information, which stalemate persists to this day. The Company does not believe that Oliver Lin and/or AFS have ever returned the Company’s complete corporate files, including its complete books and records and other financial information.

On June 11, 2018, our Board of Directors appointed Kuang Ming (James) Tsai as a director to fill the vacancy created by John Lin’s removal as a director on August 4, 2017. On June 29, 2018, Mr. Tsai replaced Mr. Hsu as President and Chief Executive Officer, who resigned from those positions on such date. On September 12, 2018, Mr. Tsai replaced Mr. Hsu as Chief Financial Officer, who resigned from that position on such date.

Plan of Operations

It is the intention of our current management and Board of Directors to restart our enzyme products business. Notwithstanding the foregoing, management and the Board of Directors may amend or abandon at any time our enzyme products business.

The Enzyme Products Business

Introduction

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

Enzyme is a complex globule protein.  It reacts optimally under body temperature. Reaction is many times faster with added enzymes.  Therefore, regular consumption of enzyme is good for our well-being.  In fact it has been categorized under “GRAS” (Generally Regarded as Safe) by the U.S. Food and Drug Administration.  Our bodies lose enzymes as we grow old.  It has been proven that many chronic, hereditary diseases and functional imbalances are caused by the deficiency of certain enzymes. For example, lipase (fat enzyme) deficiency causes hepatic diseases, diabetes and Vitamin A deficiency.  Amylase (carbohydrate enzyme) deficiency results in liver diseases and gastro enteric diseases.

Enzymes are similar to minerals.  But unlike minerals, they are made by living cells. Thus, enzyme is a catalyst responsible for biochemical reactions in living things (including animals, plants, micro-organisms), synthesis, decomposition, oxidation, transfer and isomerization, which is the process by which one molecule is transferred into another molecule which has exactly the same atoms, but the atoms are rearranged.

Enzyme is neither a drug, medicine or herb.  It is extracted from fruits and vegetables.  It can be a natural complex enzyme, plant-based complex enzyme or microbial enzyme.  It is for the body cell.  It is the “Cell Activator.”  A Cell Activator refers to the enzymes that catalyze and regulate every biochemical reaction that occurs within the human body, making them essential to cellular function and health.

Without enzymes, the lack of it or with its destruction, biotic phenomena would stop, DNA would undergo a drastic change, unusual illnesses would occur and metabolism would become abnormal, among others.  Human beings and animal will die without enzymes.

Business Opportunity

The enzyme market in Taiwan has gained popularity over the last 10 years as the country’s aging population grew rapidly and consumers from all ages, including “millennials”, are increasingly becoming more health conscious and aware of the need to take supplements such as enzymes to keep up with their daily dietary requirements for a healthy body, a strong immune system and good digestion.

This growing trend presents an opportunity for us to bring to the Taiwanese and potentially other Asian markets an advanced enzyme products. Management believes that such enzyme products may provide certain benefits to people.

Over the years, a significant amount of research and studies have revealed the wide range of benefits of enzymes. Digestive enzymes are crucial for optimal digestion and nutrient absorption, and research suggests that some digestive enzymes may help with various digestive disorders, weight loss, inflammation, cancer and gut infections. The preservation of enzymes may also be an important part of longevity. In a recent animal study, researchers reported that nicotinamide mononucleotide, an enzyme involved in energy metabolism, helped regenerate aging cells, making them behave as younger cells and preventing certain age-related genetic changes. Proteolytic enzymes are essential for cell division, blood clotting, immune function and protein recycling, among other vital processes. Studies have found that the proteolytic enzyme bromelain was effective at reducing symptoms of pain, swelling and joint stiffness in people with osteoarthritis. Science has identified over 2,000 different enzymes and researchers have discovered enzymes for many uses, including the importance of enzymes for health, longevity and chronic disease prevention.

We believe that none of the currently marketed enzyme products in Taiwan derive from reputable natural resources. Our products in the past, and the ones we intend to again market in Taiwan, are manufactured in the United States, which is often viewed by Taiwanese and other Asian consumers as “premium grade” quality and for which they are willing to pay premium price over enzyme products made in Taiwan. We believe that this presents an opportunity for us to gain a foothold in the Taiwan and potentially other Asian markets.

Subject to a number of factors, it is the intention of our current management to restart our business to promote, market, distribute and import a range of enzyme products for human and animal consumption, manufactured in the United States, for sale in Taiwan and potentially certain other Asian markets, including ASEAN. Although our future operations may be similar to our original business, our future operations may not be the same as our original business.

The following plan of operations is tentative and subject to change. Additionally, our plan of operations, both as to content and timing, is dependent on our ability to raise sufficient capital to fund the expenses we will incur until and if we become profitable. We estimate that we will need at least $200,000 to $300,000 to restart our enzyme products business over the next 12 months. There is no commitment in place at present for any such capital.

We plan to set up an operating subsidiary in Taiwan during 2020. Under Article 371 of the Taiwan Company Act (the “TCA”), GEEC is considered a foreign company in Taiwan and we may not conduct business operations in Taiwan without first applying for branch office registration. Such registration is submitted to, and must be approved by, the Taiwan Ministry of Economic Affairs (the “MEA”). Violations of this provision of the TCA may result in imprisonment for a period of not more than one year, detention, or in lieu thereof or in addition thereto a fine of not more than NT$ 150,000 (approximately US $5,000) and shall assume on his own the civil liabilities arising therefrom, or shall be jointly and severally liable therefor, in case there are two or more violators. In addition, a company that violates this provision of the TCA shall be enjoined from using its foreign corporate name in Taiwan.

Under Article 372 of the TCA, a foreign company which establishes a branch office in Taiwan shall appropriate funds exclusively for its operation of business therein and shall designate a representative to serve as its responsible person in the territory of the Republic of China.

Additionally under Article 373 of the TCA, a foreign company shall not be registered as a branch office under the following circumstances:

●	If its objective or business is in contrary to the law, public order or good custom of the Republic of China; or

●	If any information or statement contained in the items or document of registration application filed by it is found false.

Assuming our branch office registration is approved, we will request a U.S.-based enzymes manufacturer to send enzyme samples that are suitable for Asian markets to the Taiwan Food and Drug Administration (the “TFDA”) for testing. See “Government Regulation” below. If the Taiwan government approves the registration and import permits, we plan to order products from this and other U.S.-based enzyme manufacturers and explore sales opportunities for the Taiwan market, which events could also occur during 2020. During the second half of 2020, we plan to continue to find suitable and healthy food sales agents to sell on online/Internet platforms or offline, through both retail and wholesale outlets. In late-2020, we will conduct an in-depth evaluation of the sales status of the agents and investigate the consumer’s acceptance of the products as the basis for future selection of products that are suitable for the Asian market in general and the Taiwan market in particular. Depending upon the results of these endeavors, we could also consider direct sale through a company store as well as direct on-line sales.

Sales and Marketing

We have initially identified two enzyme products to focus on selling to consumers:

●	An enzyme product that focuses on intestinal cleansing and which is sold under the brand name “Floracor-GI”®; and

●	An enzyme product which focuses on the cardiovascular, circulatory and respiratory systems and which is sold under the brand name “Serracor-NK®:

According to AST Enzymes, Inc. (“AST”), the manufacturer of these enzymes, Floracor-GI® is blend of probiotics, prebiotics and enzymes specially formulated to support the balance of intestinal microflora and yeast organisms. Proteases, such as the powerful systemic enzyme serrapeptase, along with the enzymes Cellulase and Chitosanase, support breaking down cell walls of opportunistic organisms. Intestinal and urogenital microflora play a central role in maintaining the health and well-being of humans.

According to AST, Serracor-NK® is a blend of enteric-coated serrapeptase and nattokinase, systemic enzymes studied for their fibrinolytic properties that support healthy cardiovascular, circulatory and respiratory systems in humans.

If we are unable to secure Floracor-GI® or Serracor-NK®, we intend to pursue the sale of other enzymes that function in a similar manner on the intestinal, cardiovascular, circulatory and respiratory systems in humans.

Initially, we intend to restart our operations by primarily serving the Taiwan domestic market. We plan to set up a subsidiary in Taiwan during 2020 and apply to the MEA for approval. Once approved, we will request a U.S.-based enzymes manufacturer to send enzyme samples that are suitable for Asian markets to the TFDA for testing. If the Taiwan government approves the registration and import permits, we plan to order products from this and possibly other U.S.-based enzyme manufacturers and explore sales opportunities for the Taiwan market, which events could also occur during 2020.

During the second half of 2020, we plan to continue to find suitable and healthy food sales agents to sell on online/Internet platforms or offline, through both retail and wholesale outlets. In late-2020, we intend to conduct an in-depth evaluation of the sales status of the agents and investigate the consumer’s acceptance of the products as the basis for future selection of products that are suitable for the Asian market in general and the Taiwan market in particular. Depending upon the results of these endeavors, we could also consider direct sale through a company store as well as direct on-line sales.

We currently anticipate that we will begin generating revenue from the sale of enzyme products in 2021.

Suppliers

At present, prior to the restart of our operations, we do not have any formal agreements in place with any enzyme manufacturers or other suppliers. We have identified certain U.S.-based enzyme suppliers with whom we might do business, such as AST, but there is no guarantee that we will enter into agreements with one or more of these, or any other, enzyme suppliers on terms that are favorable to us, or at all.

We do not expect to enter into long-term agreements with suppliers, meaning that they can be canceled at any time. We believe that the supply of enzyme products is readily available and if we lost one of our suppliers, we could readily find a replacement. We also do not believe that the supply of enzyme products fluctuates significantly due to market or seasonal factors, scarcity or inflationary pressures.

We do not believe that the supply of these enzymes is limited or affected by seasonal factors, or that the price of these enzymes is subject to significant inflationary pressure.

Intellectual Property

During our historic period, we owned the following trademarks:

●	ProCellax and

●	ProAnilax.

These trademarks and GEEC as a trademark were filed with the United States Patent and Trademark Office and registered with the People’s Republic of China, Hong Kong, Macau, Taiwan and Singapore.  The trademarks on ProCellax and ProAnilax that we previously held have expired. We intend to explore the possibility of whether we can reregister these trademarks in the countries in which we intend to conduct business, including Taiwan.

We do not currently own any intellectual property the loss of which would be materially adverse to our business.

Research and Development

We did not incur any research and development expenses in fiscal years 2018 and 2019.

Competition

We compete with the manufacturers of other enzyme products, most of which are manufactured in Taiwan for sale in Taiwan. Currently, a few major enzyme manufacturers and approximately half a dozen imported brands across Taiwan make up most of the local enzyme market, which includes Taiwan Jialian, Dahan Biozyme, SenLife, One Power, Gypsophila Enzyme and Dishka.

Plant and Equipment

Historically, we have not used significant machinery or other equipment ourselves in the manufacture of enzyme products. In the future, we expect that this will continue to be the case, since we will rely primarily on U.S.-based original equipment manufacturers (“OEMs”) for the manufacture of enzyme products.

Government Regulation

General. Our future operations will be subject to various laws and regulations in Taiwan and other countries in which we intend to conduct our business. To ensure that our operations are conducted in full and substantial regulatory compliance, as part of our current internal procedures and policies, we will verify and ensure that the OEMs with whom we contract have obtained the ISO 9001:2000 certification and qualify for health food supplement regulations in the Asian and ASEAN regions.  In Taiwan and other countries such as China, Hong Kong, Macau, Singapore, Malaysia, Thailand and Sri Lanka, enzyme products are classified as “Food Supplement” and are regulated or governed by the Ministry of Health or equivalent government agency.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, and/or the imposition of injunctive relief.  Moreover, the uncertain effect of changes in any of these laws and regulations could have a material adverse effect on business.  In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

It is important to note that there is no actual statement of claim of any health benefits on any of our intended product’s labels.  If we were to have a statement of claim on the label, the product in question could be classified as a medicine, drug or herb, which would require additional regulation in most or all of the countries in our potential market.  In all of our target countries, health safety regulations imposed by each relevant health authority for food grade enzyme products are similar.  Accordingly, we do not currently intend to have any statement of claim on any of the labels of our intended products. Notwithstanding this, we believe that Taiwan consumers believe in the overall benefits of enzymes, as a natural product, in their everyday lives. We do not have a marketing study to support our belief and there is no way of our knowing at this time if Taiwan consumers will in fact be willing to purchase our enzyme products without specific health benefit claims.

Taiwan Regulation. The TFDA is in charge of food and drug safety in Taiwan, including among other roles, the management of food labeling and nutrient analysis, registration, certification of food products, food utensils, food containers, food packaging and food additives.

Pursuant to Article 21 of the Governing Food Safety and Sanitation Act (the “FSSA”), before we can import enzyme products from the United States to Taiwan, we must register the products with the TFDA for inspection. Until the TFDA issues a permit, the enzyme products cannot be imported into, or sold in, Taiwan.

Under the Health Food Control Act (the “HFCA”), the enzyme products we would sell in Taiwan are considered food supplements and they are called health foods in Taiwan. Such foods have various perceived beneficial health care effects but lack medical acceptance in treating human diseases. After scientific safety and health care evaluation tests shows that it is harmless to human health, and the ingredients have clear health effects,the applicant enumerates various raw materials and supporting documents with their claimed health effects, which documents are evaluated by the TFDA.

A health food permit shall be issued only if one of the following requirements is met under the Article 3 of the HFCA:

●	Duly supported by scientific assessment of the safety and health care effects of food that they are harmless and carry definite, certain health care effects; if current technology cannot identify ingredients contributing to such effects, the ingredients with the relevant health care effects and supporting literature shall be enumerated and provided to the central competent authority for evaluation and verification; or

●	Ingredients conforming to the Health Food Specification Standards set by the TFDA.

The methods by which health care effects and safety are assessed, and by which standards are determined, shall be determined by the TFDA.

The time for the TFDA to process the application and issue the permit is estimated to be approximately 60 working days.

Product Liability

In Taiwan, problems regarding “health benefit claims” are managed through a mandatory product liability insurance system in which the food business operator is responsible for liability in connection with food that is manufactured, processed, blended, imported, or commissioned to be manufactured, processed or blended, in the event of food hygiene and safety incidents. Therefore, when we establish a branch in Taiwan, we must obtain product liability insurance for our enzyme products to be sold in Taiwan.

Applicable regulations do not mandate that the product contain the following specific notice: “This product has product liability insurance”. However, if a food business operator voluntarily indicates the insured amount on the product packaging, the company should also note the words “the insured amount is not equal to the claim amount” to avoid consumer misunderstanding. Although the company does not need to register with any authority to obtain product liability insurance, the company should keep the insurance documents and maintain the validity of the insurance policy for Taiwan health authorities to check. The amount of the product liability insurance and scope of coverage shall be prescribed by the TFDA.

Under the FSSA, violations of the product liability insurance requirements may result in a fine between NT$30,000 and NT$3,000,000 (approximately US $1000 to US $10,000). In extreme circumstances, the food business operator may be ordered to terminate business, suspend business for a certain period of time, revoke all or part of the items listed in the company registration, business registration or factory registration, or registration of the food business. If registration of the food businesses is revoked, re-application for new registration shall not be permitted within one year.

Shell Company Status

Pursuant to Rule 12b-2 under the Exchange Act, we are a “shell company” because we have no or nominal assets (other than cash), no or nominal operations, or assets consisting of any amount of cash and cash equivalents and nominal other assets.  By filing this registration statement on Form 10, upon its effectiveness, we intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Certain specific rules and regulations of the SEC apply to shell companies, including the following:

●	Shell companies may not register securities in connection with an employee benefit plan while they are a shell company and for 60 days after reporting certain current public information to the SEC regarding transactions or events resulting in the termination of shell company status.

●	Shareholders of shell companies may not rely on the exemption from registration provided by Rule 144 under the Securities Act (“Rule 144”), until the following primary requirements have been satisfied: (i) one year has elapsed since the company ceases to be a shell company and certain current information has been timely filed with the SEC regarding the cessation of the company’s status as a shell company; (ii) the company is subject to the reporting requirements under the Exchange Act; and (iii) the company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock.

●	Reporting shell companies are required to disclose transactions and events that result in a shell company ceasing to be a shell company. Such disclosure is typically made on a Current Report on Form 8-K, which requires extensive information about the transactions and events in issue.

GEEC was incorporated in Nevada on June 21, 2010. Our principal place of business is located at 601 South Figueroa Street, Suite 4050 Los Angeles, California 90017 and our telephone number is (213) 330-6770. Our website is www.geecenzymes.com. No part of our website is incorporated into this report.

Employees

As of September 30, 2019, we had two employees, both of whom were full-time employees. Both of our employees are employed in Taiwan.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2. PROPERTIES

Our principal executive offices are located at 601 South Figueroa Street, Suite 4050, Los Angeles, California 90017. We pay monthly rent in the amount of $424 and the lease is on a month-to-month basis.

We previously leased office space in Taoyuan City, Taiwan. The term of the lease was one year, commencing on October 20, 2017 and terminating on October 19, 2018. We paid rent in the amount of $600 per month during the term of the lease. We currently do not maintain an office in Taiwan.

ITEM 3. LEGAL PROCEEDINGS

On or about November 6, 2017, Oliver Lin filed a law suit against the Company in District Court, Clark County, Nevada. Oliver Lin claimed that he was owed money under the 2012 Agreement, pursuant to which Oliver Lin was to act as the Company’s President and Chief Executive Officer. Oliver Lin alleged that pursuant to an agreement dated April 18, 2017 (the “2017 Agreement”) he entered into with the Company that provided, among other things, for Oliver Lin’s resignation from all positions he held with the Company, the Company agreed to pay Oliver Lin all amounts due and owing to him under the 2012 Agreement within two days. Oliver Lin alleged that as of the date of the execution of the 2017 Agreement, the Company owed him $49,726 and that amount was not paid by the Company. Oliver Lin further claims that he sent a demand letter to the Company on September 5, 2017.

The Company was unaware of the filing of the lawsuit by Oliver Lin because it was not provided a copy of the complaint by the Company’s then corporate agent. Had the Company been aware of the complaint, current management believes that the Company would have had meritorious defense to the suit.

On or about September 14, 2018, the Company, which was still not aware of the lawsuit, was notified by its bank that the Company’s bank account had been attached, but no reason was given. Over the next two weeks, the Company investigated the situation and first learned of (i) the existence of the lawsuit; (ii) the entry of a corrected default judgment in Nevada against the Company on February 8, 2018; (iii) the entry of a sister-state judgment in California against the Company on February 20, 2018; (iv) a writ of execution issued against the company on June 26, 2018; and (v) the receipt on September 13, 2018 by the Company’s bank of the writ of execution.

During this investigation, the Company also learned that its then-current corporate agent failed to forward the court filings, or failed to properly forward the court filings, to the Company. By the time the Company learned of the entire situation, including the reason for the attachment of its bank account, the period of time to contest the attachment had expired in California.

As a result of the above judgment against the Company, an order of attachment was executed against the Company’s bank account in the amount of $55,367, not including bank fees, on September 13, 2018, and an additional attachment was executed against the Company’s bank account in the amount of $8,743, not including bank fees, on March 28, 2019, for an aggregate amount of $64,110, not including bank fees.

The Company is reviewing the matter and consulting with attorneys as to whether or not the Company has recourse in this litigation, including one or more causes of action against Oliver Lin in respect of this dispute or the several other disputes that have existed, and still exist, between the Company and Oliver Lin. The Company is aware of the high cost of litigation in the United States and, even if the Company has one or more claims that it could assert against Oliver Lin, there is no assurance that the Company will have sufficient funds to pursue such litigation or, even if it has sufficient funds, that it will choose to spend them on such litigation, given the general uncertainties of litigation.

Other than as described above, there are presently no material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is not traded on any stock exchange. As of January 6, 2020, there were approximately 239 record holders of our Common Stock.

Dividend Policy

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the execution of our business model.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not authorized the issuance of, or issued, any securities under a retirement, pension, profit sharing, stock option or other equity compensation plans.

Recent Sales of Unregistered Securities

From February 2017 to November 2017 (the “2017 Offering”), we sold an aggregate 1,063,570,000 units, each unit consisting of one share of our Common Stock and one stock purchase warrant with an expiration date six months after issuance, to seven individuals, at a price per unit of $0.0001, for gross and net proceeds of $106,357. All of the warrants issued in this offering have expired without being exercised.

In April 2017, we sold 300,000,000 shares of our Common Stock to John Lin pursuant to the April 2017 Agreement, for gross and net proceeds of $300,000.

From March 2018 to June 2018, we sold an aggregate 909,985,000 shares of our Common Stock to 33 individuals at a price per share that varied from $0.0003 to $0.0004, or an average $0.00035 per share, for gross and net proceeds of $313,991.

From January 22, 2019 to June 3, 2019, we sold an aggregate 409,172,000 shares of our Common Stock to 42 individuals at a price per share of $0.0005 per share, for aggregate gross and net proceeds of $204,586. We conducted a rescission offer with respect to these sales from July 1, 2019 through July 15, 2019, to address the fact that certain disclosure about our full plan of operations was not contained in the private placement memorandum we originally used in the offering. After receiving additional disclosure information, all 42 subscribers in the offering elected to confirm their subscriptions, which subscriptions were accepted by the Company on June 16, 2019, upon the completion of the rescission offer. The rescission offer was conducted under the exemption from registration provided by Section 4(a)(2) of the Securities Act and Regulation S promulgated thereunder.

Pursuant to the Settlement Agreement and Mutual Release effective September 30, 2019, as amended and restated that we entered into with John Lin “the Lin Settlement Agreement”), we agreed to issue to John Lin 2,700,000,000 shares of Common Stock. Of this amount, in October 2019 we issued 1,800,000,000 shares of Common Stock and have agreed to issue the remaining 900,000,000 shares at such time as we may lawfully issue such shares, whether as a result of amending our Articles of Incorporation to increase the authorized number of shares of our Common Stock, a reverse split of our Common Stock or another recapitalization transaction.

We sold all of the foregoing securities under the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Company’s consolidated financial statements, including the Notes thereto, for the years ended September 30, 2018 and September 30, 2019, beginning on Page F-1.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

During our historic period, we were a start-up company whose main focus was to promote, market, distribute and export a range of enzyme products for human and animal consumption, manufactured in the United States, for sale in certain Asian markets, including ASEAN. Our objective was to commence marketing and distribution of American range of enzyme products for human and animal consumption to sole country distributors, wholesalers, dealers and retailers, as well as to the general public following a Multi-Level Marketing – Franchise Investor Dealer Related (MLM-FIDR) concept, to begin with, in Taiwan, and then to China, Hong Kong, Macau, Thailand, Malaysia, Singapore and Sri Lanka.

During our historic period, we were in the development stage with no significant revenues.  The Company’s initial operations included organization, capital formation, target markets identification and developing marketing plans. At some point, which we believe may have commenced beginning approximately mid- to late-2016, previous management ceased operating our original business. We have not had any revenues from operations since that time.

It is the intention of our current management and Board of Directors to restart our enzyme products business. Notwithstanding the foregoing, management and the Board of Directors may amend or abandon at any time our enzyme products business.

Plan of Operations

The following plan of operations is tentative and subject to change. Additionally, our plan of operations, both as to content and timing, is dependent on our ability to raise sufficient capital to fund the expenses we will incur until and if we become profitable. We estimate that we will need at least $200,000 to $300,000 to restart our enzyme products business over the next 12 months.

Subject to a number of factors, it is the intention of our current management to restart our business to promote, market, distribute and export a range of enzyme products for human and animal consumption, manufactured in the United States, for sale in certain Asian markets, including ASEAN. Although our future operations may be similar to our original business, our future operations may not be the same as our original business.

We plan to set up a subsidiary in Taiwan during 2020 and apply to the MEA for approval. Once approved, we will request a U.S.-based enzymes manufacturer to send enzyme samples that are suitable for Asian markets to the TFDA for testing. If the Taiwan government approves the required import permits, we plan to order products from this and other U.S.-based enzyme manufacturers and explore sales opportunities for the Taiwan market, which events could also occur during 2020.

During the second half of 2020, we plan to continue to find suitable and healthy food sales agents to sell on online/Internet platforms or offline, through both retail and wholesale outlets. In late-2020, we will conduct an in-depth evaluation of the sales status of the agents and investigate the consumer’s acceptance of the products as the basis for future selection of products that are suitable for the Asian market in general and the Taiwan market in particular. Depending upon the results of these endeavors, we could also consider direct sale through a company store as well as direct on-line sales.

During 2020 and beyond, we will also be exploring other trading opportunities including expansion into new products, market and/or seeking and forming one or more strategic alliances with partners.

A typical sales representative is paid the equivalent of $1,100 per month plus commissions. We currently plan to hire up to three sales representatives to market our products with a commission structure between 15-20% of sales revenue.  We intend to require these representatives to have prior experience in the pharmaceutical and health food industry with extensive contacts and connections.

We also intend to establish wholesale distribution channels through distributors of pharmaceutical and health care products.  Another sales channel for us to pursue is through online retailing.  First, we will be refining our company website to activate full e-commerce facility to allow direct purchases from the site.  In addition to this, we will open online storefronts through popular shopping sites in Taiwan.

We expect to spend $5,000 to $20,000 for marketing costs, which includes sampling giveaway/testing, billboards, on-line marketing and printed marketing materials.

Once the above steps are successfully implemented, physical storefronts will be the next step to increase our footprint and brand awareness.  However, this step can be proven to be capital and labor intensive, and therefore can only be done once we establish a steady income stream from operations or raise capital specifically for this purpose.

We currently anticipate that our expenses for fiscal year 2020 will be primarily cost of product inventory, warehousing of inventory, sales force expenses, overhead and professional fees. We currently anticipate that we will begin generating revenue from the sale of enzyme products in fiscal year 2021.

Results of Operations

Fiscal Year Ended September 30, 2019 Compared to Fiscal Year Ended September 30, 2018

Revenues

We did not generate any revenues during the fiscal years ended September 30, 2019 and 2018. Our operating subsidiary, GESPL, ceased operation in 2016.

Operating Expenses

We incurred total operating expenses of $303,509 and $282,176 for the fiscal years ended September 30, 2019 and 2018, respectively. Our operating expenses consist of professional fees, payroll expenses, rent and miscellaneous overhead, including bank charges, license and permits. The increase in operating expenses for the fiscal year ended 2019 was mainly due to an increase in our professional expenses.

Net Loss

As a result of the above, our net loss increased from $282,174 in the 2018 period to $303,576 in 2019.

Liquidity and Capital Resources

Working Capital

	September 30,	September 30,
	2019	2018
Current Assets	$121,707	$167,976
Current Liabilities	354,051	277,341
Working Capital Deficit	$(232,344)	$(109,365)

As of September 30, 2019, we had cash and cash equivalents of $121,657 and a working capital deficit of $232,344. In comparison, as of September 30, 2018, we had cash and cash equivalents of $131,720 and a working capital deficit of $109,365.

As of September 30, 2019, we had total assets of $121,707, compared with total assets of $167,976 at September 30, 2018. The decrease in total assets was primarily due to decrease in prepaid professional fees.

We had $354,051 in total current liabilities as of September 30, 2019, consisting of $128,971 in accounts payable, $211,383 due to related parties, and $13,697 in accrued expenses. This is compared to total current liabilities of $277,341 as of September 30, 2018, which included $133,060 in accounts payable, $143,654 due to related parties and $627 in accrued expenses. The increase in due to related parties was primarily due to unpaid compensations to officers and directors.

We had a total stockholders’ deficiency of $232,344 and an accumulated deficit of $7,847,280 as of September 30, 2019. In comparison, we had a total stockholders’ deficiency of $109,365 and an accumulated deficit of $7,543,704 as of September 30, 2018

Cash Flows

	Year ended September 30, 2019	Year ended September 30, 2018
Cash flows used in operating activities	$(189,627)	$(312,832)
Cash flows provided by financing activities	179,586	333,991
Effect of exchange rate changes on cash during period	(22)	(53)
Net increase (decrease) in cash during period	$(10,063)	$21,106

During the year ended September 30, 2019, we used $189,627 of cash in operating activities which was attributable primarily to our net loss of $303,576 offset by the change in operating assets and liabilities of $113,949. In comparison, during the year ended September 30, 2018, we used $312,832 of cash in operating activities which was attributable to our net loss of $282,174 and the change in operating assets and liabilities of $30,658.

With respect to our investing activities, we had no cash activity in either period presented and we do not anticipate any significant capital expenditures in the near future as such items are not required by us at this time.

During the years ended September 30, 2019 and 2018, net cash provided by financing activities was $179,586 and $333,991, respectively. Net cash provided by financing activities for both years resulted from net proceeds received for the subscription of our Common Stock.

This raises substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements are issued. The consolidated financial statements presented herein do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our expenses as they become due. We do not anticipate any significant additional revenue until and unless we begin to execute on our plan of operations involving the restart of our enzyme products business. There is no assurance that we will ever reach that stage.

Our ability to continue as a going concern is dependent upon our ability to successfully execute our business plan and generate profitable operations in the future, and, until and unless we achieve that, to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operation as and when they become due. Management intends to finance operating costs for the foreseeable future with the issuance of equity and/or debt. There is no commitment from any person for any such capital and there can be no assurances that capital will be available to us on favorable terms, or at all. Our failure to obtain adequate funding would be detrimental to us and result in the inability to execute our plan of operations, or even having to cease operations completely.

To date, our capital requirements have primarily been funded by shareholders through the purchase of our Common Stock in private offerings.  We currently estimate that we will need to raise additional capital of at least $200,000 to $300,000 to restart our enzyme products business over the next 12 months. We are exploring options of raising additional capital through issuing more Common Stock or other securities convertible into Common Stock, subject to the requirement that we must increase the number of authorized and unissued shares of our Common Stock, effect a reverse stock split or recapitalization transaction or series of transactions, before engaging in further capital raising transactions.  We will also consider raising capital from strategic alliance partners, which will not only provide needed additional capital but also potentially provide additional market access through deepening ties with our strategic partners. There are no agreements, arrangements or understandings in place with respect to raising any additional capital from any person. There can be no assurance that we will be able to raise such capital when and as needed on terms that are favorable to us, or at all.

Contractual Obligations

We do not have material contractual obligations and commitments. We only have one lease that is renewed on a month-to-month basis.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. For the years ended September 30, 2019 and 2018, no significant estimates and assumptions have been made in the consolidated financial statements. The following are some of the critical accounting policies in relation to the preparation of the consolidated financial statements. For a full summary of our critical accounting policies, please refer to Note 2 of Notes to Consolidated Financial Statements.

Foreign currency translation

The financial statements of our subsidiary denominated in currencies other than the USD are translated into USD using the closing rate method. The balance sheet items are translated into USD using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity.

Stock-Based Compensation

We account for stock-based compensation in which we obtain employee services in share-based payment transactions under FASB ASC Topic 718, Compensation – Stock Compensation, which requires us to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period.

We also adopted FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, to account for equity instruments issued to parties other than employees for acquiring goods or services. Such awards for services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable.

Recent accounting pronouncements

We do not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations, or cash flows. For a full summary of recent accounting pronouncements, please refer to Note 2 of Notes to Consolidated Financial Statements.

Currency exchange rates

Our functional currency is the USD, and the functional currency of our operations is the TWD. It is anticipated that all of our sales will be denominated in TWD. As a result, changes in the relative values of USD and TWD affect our reported amounts of revenues and profit (or loss) as the results of our operations are translated into USD for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability. Fluctuations in exchange rates between the USD and the TWD would also affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between the signing of sales contracts and the settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into TWD, the functional currency of our operations. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

To the extent that we hold assets denominated in USD, any appreciation of the TWD against the USD could result in a charge in our statement of operations and a reduction in the value of our USD-denominated assets. On the other hand, a decline in the value of the TWD against the USD could reduce the USD equivalent amounts of our financial results.

For financial reporting purposes, the financial statements of our Singapore subsidiary, which are prepared using the Singapore Dollar, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7236 and 0.7313 as of September 30, 2019 and 2018, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7316 and 0.7435 average exchange rates were used to translate revenues and expenses for the years ended September 30, 2019 and 2018. Stockholders’ equity (deficiency) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficiency).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the design and operating effectiveness of our internal controls over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee: We do not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses in internal control over financial reporting identified above, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2019 based on the criteria set forth in “Internal Control—Integrated Framework” issued by COSO.

Due to the nature of the material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected. The material weaknesses identified above either individually or in aggregation did not result in any identified misstatements or errors in the Company’s consolidated financial statements as at and for the year ended September 30, 2019.

Management’s Plan for Remediation

Management has discussed the material weaknesses noted above with our independent registered public accounting firm. Management is committed to improving its internal controls and, subject to having adequate financial resources, will (1) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (2) consider appointing outside directors and audit committee members in the future.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all control issues or misstatements. Accordingly, our controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our control system are met. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become adequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter of our fiscal year ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers and additional information concerning them are as follows:

Name	Age	Position

Kuang Ming (James) Tsai	69	President, Chief Executive Officer, Chief Financial Officer and Director

Yi Ling (Betty) Chen	43	Treasurer, Secretary and Director

Ching Ming (James) Hsu	59	Director

Kuang Ming (James) Tsai has served as a director since June 11, 2018, our President and Chief Executive Officer since June 29, 2018, and our Chief Financial Officer since September 12, 2018. From July 2017 to June 2018, Mr. Tsai served as the President of YAMA KAWA Bilingual Club, part of District 67 Toastmasters International.  From 2010 to 2017, Mr. Tsai was retired, during which period he was an investor of securities.  From 2006 to 2010, he served as the President of Blanfield Pty Ltd., an import company. Mr. Tsai received a Bachelor of Arts Degree from National Taiwan University in 1973, majoring in Economics.

Yi Ling (Betty) Chen has served as a director since April 18, 2017 and our Treasurer and Secretary since August 4, 2017. From December 2010 to the present, she has also served as the personnel officer of Human Resource Division, a company engaged in the business of four-star hotels in Taiwan. From July 2006 to November 2010, Ms. Chen was an Administration Officer in the New Taipei City Council Office Services. From February 2004 to June 2006, Ms. Chen was an Administrative Assistant at the Standard Chartered Bank, Taiwan. From November 1999 to August 2003, she was a kindergarten teacher in Taiwan. Ms. Chen received a Bachelor Degree from Central Taiwan University of Science and Technology Department, majoring in an Early Childhood Care and Education.

Ching Ming (James) Hsu has served as a director since April 18, 2017. He served as our President and Chief Executive Officer from August 4, 2017 to June 29, 2018 and as our Chief Financial Officer from August 4, 2018 to September 12, 2018. From March 2017 to the present Mr. Hsu has been a manager and tour guide with EZ Tourism in Taiwan. From April 2014 to February 2017, he was a project manager at Pro Rental & Leasing Co. Ltd. in Taiwan. From July 2013 to March 2014, he was a consultant. From July 2012 to June 2013, he was the Development Manager for Opendata.ecnow International Co. Ltd., a company in Taiwan engaged in the business of water purification machinery. From May 2011 to June 2012, Mr. Hsu was the Sales Manager for Union Finances & Leasing Co. Ltd. in Taiwan. From June 2000 to April 2009, he was the Sales Director for Car-Plus Leasing Co. Ltd. in Taiwan. Mr. Hsu received a Bachelor of Soochow University, Taiwan, majoring in Economics.

In light of our proposed business and plan of operations, as well as our simple organizational structure at this time, we believe that both Mr. Tsai’s and Mr. Hsu’s background in sales qualifies each of them as a director because of his respectively ability to advise us in connection with the restart of our enzyme products business and restart sales of enzyme products in Taiwan; and we believe that Ms. Chen’s administrative background and skills are important to assist us in general administrative and compliance matters. Additionally, Ms. Chen has a general understanding of Taiwan government agencies, which will be useful to us in navigating the regulatory requirements in Taiwan to restart our enzyme products business.

Term of Office

Directors hold office until the next annual meeting of our shareholders and until their successors have been duly elected and qualified. Our Bylaws provide that our Board of Directors will consist of no less than one nor more than nine members, as may be set from time to time by our shareholders. Our officers are appointed by, and serve at the discretion of, the Board of Directors.

Director Independence

Our Board of Directors is currently composed of three members, none of whom qualifies as an independent director in accordance with the published listing requirements of the Nasdaq Stock Market. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his or her family members has engaged in various types of business dealings with us.

In addition, our Board of Directors has not made a subjective determination as to any of our directors that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, although such subjective determination is required by Nasdaq requirements. Had our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by our directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Certain Legal Proceedings

During the past ten years, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company, including any allegations (not subsequently reversed, suspended or vacated), permanent or temporary injunction, or any other order of any federal or state authority or self-regulatory organization, relating to activities in any phase of the securities, commodities, banking, savings and loan, or insurance businesses in connection with the purchase or sale of any security or commodity, or involving mail or wire fraud in any business. None of our directors presently serves as a director of any other public companies.

We have not entered into indemnification agreements with our directors, although they have indemnification protection under the laws of the state of Nevada, in which we are incorporated. We do not currently maintain director and officer liability insurance.

Corporate Governance, Committee Structure and Conflicts of Interest

We do not have standing audit, compensation and nominating/corporate governance committees, or committees performing similar functions. We have not adopted a code of ethics. We anticipate that as we become more familiar with the obligations of U.S. public companies, we will implement appropriate corporate governance structures to comply with SEC and/or stock exchange requirements. We intend to comply with all corporate governance requirements applicable to us at this time.

Since our Board of Directors does not have standing audit, compensation or nominating/corporate governance committees, or any other committees, the functions that would have been performed by such committees are performed by our Board of Directors as a whole. We do not currently have a director who would satisfy the requirements of being an audit committee financial expert. Our Board of Directors has determined that such committees are not necessary at this time, since the Company is in the early stages of its plan of operations, and there is no active trading of our Common Stock. It should be noted that since, at most, only one of our directors is independent, there is a risk of conflicts of interest arising from time to time. During the next fiscal year, our Board of Directors will monitor whether and when it would be appropriate to diversify the Board of Directors to include independent directors and/or establish Audit, Compensation and/or Nominating/Corporate Governance Committees.

Shareholder Communications with the Board of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, our directors welcome the views of our shareholders. During the next fiscal year, our Board of Directors will continue to monitor whether and when it would be appropriate to adopt such a process.

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended September 30, 2018 and 2019. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other compensation ($)	Total ($)

Ching Ming (James) Hsu(1),	2018	29,100	-	-	-	4,500	33,600
Former Chief Executive Officer and Chief Financial Officer	2019	-	-	-	-	-	-

Kuang-Ming (James) Tsai(2),	2018	9,000	-	-	-	7,000	16,000
Chief Executive Officer and Chief Financial Officer	2019	36,000	-	-	-	-	36,000

Yi Ling (Betty) Chen(3),	2018	33,000	-	-	-	4,500	37,500
Principal Accounting Officer	2019	24,000	-	-	-	-	24,000

(1)	Mr. Hsu served as Chief Executive Officer from August 4, 2017 to June 29, 2018 and as Chief Financial Officer from August 4, 2017 to September 12, 2018. Of the total compensation shown above for fiscal year 2018, $3,500 has been paid and $30,100 has been accrued and is unpaid.

(2)	Mr. Tsai has served as Chief Executive Officer since June 29, 2018 and as Chief Financial Officer since September 12, 2018. From December 2017 to June 2018, Mr. Tsai served as a consultant, primarily for translation services, but was not an executive officer. Of the total compensation shown above for fiscal year 2018, $-0- has been paid and $16,000 has been accrued and is unpaid. For fiscal year 2019, $-0- has been paid and $36,000 has been accrued and is unpaid.

(3)	Ms. Chen has served as Principal Accounting Officer since August 4, 2017. Of the total compensation shown above for fiscal year 2018, $3,500 has been paid and $34,000 has been accrued and is unpaid. For fiscal year 2019, $-0- has been paid and $24,000 has been accrued and is unpaid.

Employment Agreements

We have not entered into employment agreements with our named executive officers, except for an employment agreement previously entered into with Oliver Lin during the previous management period. See Item 13, Certain Relationships and Related Transactions, and Director Independence”.

The Board has agreed that all accrued and unpaid amounts of compensation, as of March 31, 2019, and thereafter, may be converted upon the occurrence of certain events, at the option of the executive officer, into shares of our Common Stock, at a rate of $0.0005 per share. As of September 30, 2019, such conversions, were they all to occur, would result in the issuance of an aggregate 280,200,000 shares of our Common Stock, as follows:

Name	Accrued Compensation	Conversion Rate	Shares Issuable
Ching Ming Hsu	$30,100	$0.0005	60,200,000
Kuang Ming Tsai	$52,000	$0.0005	104,000,000
Yi Ling Chen	$58,000	$0.0005	116,000,000

However, these conversions cannot take place and the related shares issued until such time as the Company shall have a sufficient number of authorized and unissued shares of Common Stock available for such issuance.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards to any of our named executive officers.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company. We have no present intention of adopting any such plans in the foreseeable future.

Director Compensation

Since October 2018, Mr. Hsu, our sole non-employee director, has received director fees in the amount of $700 per month. Of the total amount of $8,400 earned by Mr. Hsu as of September 30, 2019 as director fees, $-0- has been paid and $8,400 has been accrued and is unpaid.

The Board has agreed that all accrued and unpaid amounts of director fees, as of March 31, 2019, and thereafter, may be converted upon the occurrence of certain events, at the option of the director, into shares of our Common Stock, at a rate of $0.0005 per share. As of September 30, 2019, such conversion, were it to occur, would result in the issuance of 16,800,000 shares of our Common Stock to Mr. Hsu, in addition to the amount shown above for Mr. Hsu under “Employment Agreements”.

However, this conversion cannot take place and the related shares issued until such time as the Company shall have a sufficient number of authorized and unissued shares of Common Stock available for such issuance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 6, 2020, the number of shares of our Common Stock owned of record and beneficially by all directors, executive officers and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company. We have determined beneficial ownership in accordance with the rules of the SEC.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
5% Shareholders:
Jui Pin Lin 5F.-4, No.165, Sec. 5, Minsheng E. Rd., Songshan Dist., Taipei City, Taiwan 10589 (R.O.C.)	2,100,000,000	(2)	23.0%
Yi Lung (Oliver) Lin No. 175-1, 4th Floor-1, Nanher Rd. South Dist.,Taichung City Taiwan 402 (R.O.C)	2,075,253,038	(3)	22.7%
Huei Ling Wang No. 175-1, 4th Floor-1, Nanher Rd. South Dist.,Taichung City Taiwan 402 (R.O.C)	2,075,253,038	(3)	22.7%
Access Finance and Securities (NZ) Limited Level 2, 507 Lake Rd., Takapuna Auckland 0622 New Zealand	871,468,693	(4)	9.6%
Directors and Executive Officers:
Kuang Ming (James) Tsai 601 S. Figueroa Street, Suite 4050 Los Angeles, California 90017	6,605,500	(5)	*
Yi Ling (Betty) Chen 601 S. Figueroa Street, Suite 4050 Los Angeles, California 90017	617,493,520	(6)	6.8%
Ching Ming (James) Hsu 601 S. Figueroa Street, Suite 4050 Los Angeles, California 90017	114,968,600	(7)	1.3%
All Directors and Executive Officers as a group (3 persons)	739,067,620		8.1%

*	less than 1.0%

(1)	Percentages are calculated on the basis of 9,124,901,879 shares of Common Stock outstanding as of January 6, 2019.

(2)	Does not include 900,000,000 shares of Common Stock which we are contractually obligated to issue to Mr. Lin, but which shares cannot be issued until such time as we have a sufficient number of authorized and unissued shares of Common Stock available for such issuance.

(3)	Consists of (i) 871,468,693 shares held by Access Finance and Securities (NZ) Limited, which we believe is controlled by Oliver Lin; (ii) 172,976,345 shares held by Access Management and Consulting, which we believe is controlled by Oliver Lin; (iii) 2,152,000 shares held by Lin Yi Lung Foundation Charitable Trust, which we believe may be controlled by Oliver Lin; (iv) 938,653,000 shares held by Huei Ling Wang, the wife of Oliver Lin; (v) 90,000,000 shares held by Beckenburg Boon Kee Lim, a son of Oliver Lin, whom we believe may reside with his parents or act in concert with respect to the ownership of his shares; and (vi) 3,000 shares held by Benedict Lim Boon Cheong, a son of Oliver Lin, whom we believe may reside with his parents or act in concert with respect to the ownership of his shares.

(4)	We believe that Access Finance and Securities (NZ) Limited is controlled by Oliver Lin. See footnote (3) above.

(5)	Does not include 104,000,000 shares issuable in the event of the conversion of accrued and unpaid compensation through September 30, 2019 upon the occurrence of certain events, and which shares cannot be issued until such time as we have a sufficient number of authorized and unissued shares of Common Stock available for such issuance.

(6)	Consists of (i) 200,000,000 shares held by Ms. Chen; (ii) 414,107,677 shares held by Ms. Chen’s mother, Miao Ju Chien; and (iii) 3,385,843 shares held by Ms. Chen’s father, Po Jen Chen. Ms. Chen resides with her parents. Ms. Chen disclaims beneficial ownership of the shares held by Miao Ju Chien and Po Jen Chen except the extent of her pecuniary interest therein. Does not include 116,000,000 shares of Common Stock issuable in the event of the conversion of accrued and unpaid compensation through September 30, 2019 upon the occurrence of certain events, and which shares cannot be issued until such time as we have a sufficient number of authorized and unissued shares of Common Stock available for such issuance.

(7)	Consists of (i) 114,590,000 shares held by Mr. Hsu; and (ii) 378,600 shares held by Hui Cheng Lin Hsu, the wife of Mr. Hsu. Does not include 77,000,000 shares of Common Stock issuable in the event of the conversion of accrued and unpaid compensation and director fees upon the occurrence of certain events, and which shares cannot be issued until such time as we have a sufficient number of authorized and unissued shares of Common Stock available for such issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Yi Lung (Oliver) Lin

During Oliver Lin’s management, he caused the Company to enter into several agreements with himself and/or his affiliates.

Oliver Lin had an employment agreement with the Company, which agreement was signed on September 1, 2012 (the “September 2012 Agreement”). The September 2012 Agreement provided for a salary in the amount of $5,000 per month and a bonus equal to one month’s salary payable at year-end.

Following Oliver Lin’s resignation and because our new management team did not having access to the Company’s financial books and records, which remained in the possession of Oliver Lin, despite Oliver Lin’s agreement to return all such books and records pursuant to the April 2017 Agreement, the Company entered into a series of agreements with AFS, an entity controlled by Oliver Lin, in connection with the need to prepare the Company’s audited and interim consolidated financial statements and other matters.

From July 10, 2017 through August 25, 2017, we entered into the seven AFS Agreements, pursuant to which AFS was to: prepare agendas, minutes and/or resolutions for certain Board meetings (or action by written consent) and a special shareholders’ meeting; prepare employment agreements for James Hsu and Betty Chen; prepare subscription documents for a private offering of our securities and prepare instructions to our transfer agent with respect to issuances pursuant to such offering; make introductions to a new audit firm and review the engagement agreement from such firm; act as audit coordinator, including prepare Notes to Consolidated Financial Statements, for fiscal years 2014, 2015 and 2016 and the first three quarters of fiscal year 2017 (later expanded to include all of fiscal years 2017 and 2018); prepare news releases; review one or more Current Reports on Form 8-K; and act as liaison with the Board of Directors, management and our professional advisors. For these services, AFS would charge us on an hourly basis at a rate varying between $250 and $600 per hour, depending upon the seniority of the person performing the services.

Among the seven AFS Agreements were three agreements we entered into with AFS subsequent to August 4, 2017 and another agreement with AFS dated August 28, 2017, pursuant to which AFS was engaged as the management consultant for the Company, including developing a marketing strategy, forming a U.S. subsidiary, training Company employees in sales and marketing; attending meetings as appropriate and serving as a liaison with the Board of Directors, management and our professional advisors. For these services, AFS would charge us on an hourly basis at a rate varying between $250 and $600 per hour, depending upon the seniority of the person performing the services.

Mr. Hsu and Ms. Chen traveled to Singapore in September 2017, to meet with the Company’s bookkeeper and coordinate the Company’s audit. Subsequently, Mr. Hsu and Ms. Chen traveled to the United States and met with various people, including the Company’s professional advisors, to discuss the pending audit and certain legal matters. As a result of these two trips, Mr. Hsu and Ms. Chen determined that Oliver Lin had not handed over the Company’s complete corporate files, including its complete books and records and other financial information, to our new management team, and was not otherwise performing or cooperating with the Company under the AFS Agreements.

On October 5, 2017, the Company dismissed AFS and Oliver Lin as a consultant under the AFS Agreements AFS billed us $68,352, plus interest, during the period July 10, 2017 through October 7, 2017. Of this amount, we paid AFS $12,500. The Company believes that AFS and Oliver Lin did not perform fully under the AFS Agreements and does not owe any further amounts under the AFS Agreements.

On October 23, 2017, former outside counsel to the Company requested in writing that Oliver Lin return the accounting books and records of GEEC and its affiliates. On October 26, 2017, Oliver Lin replied to the Company’s former outside counsel that Oliver Lin would not comply unless and until the Company settled all outstanding amounts that AFS and Oliver Lin claimed were owed to them.

The stalemate between the Company and Oliver Lin continued over the return of the Company’s corporate files, including the books and records and financial information, which stalemate persists to this day. The Company does not believe that Oliver Lin and/or AFS have ever returned the Company’s complete corporate files, including its complete books and records and other financial information. See Item 3, “Legal Proceedings”.

Transactions with John Lin

The Company, John Lin and certain other parties, including Oliver Lin, entered into the April 2017 Agreement, which provided, among other things, for (i) the resignation of the then-incumbent directors and officers of the Company, including Oliver Lin as the Company’s President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and a director. and Boon Kee (Beckenburg) Lim, the son of Oliver Lin, as the Company’s Chief Executive Officer; (ii) the investment by John Lin of $300,000 in the form of the purchase of 300,000,000 shares of the Company’s Common Stock (the “Lin Shares”) at a price per share of $0.001; and (iii) the appointment of John Lin to serve as a director of the Company and the Company’s President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer.

During the period February to November 2017, which period includes the period during which the April 2017 Agreement was negotiated, drafted, executed and delivered, the Company, under Oliver Lin’s management, conducted the 2017 Offering of units of the Company’s Common Stock and attached stock purchase warrants, at a price per unit of $0.0001, or one-tenth the price per share paid by John Lin for the Lin Shares pursuant to the April 2017 Agreement. In the 2017 Offering, the Company sold an aggregate 1,063,570,000 shares of its Common Stock to seven persons, with gross proceeds in the amount of $106,357. Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities”.

John Lin alleged that he was not informed by previous management, at the time of negotiating, drafting and entering into the April 2017 Agreement, of the difference between the price per share of the Company’s units being sold in the 2017 Offering and the price per share of the Company’s Common Stock sold to him pursuant to the April 2017 Agreement. The April 2017 Agreement did not disclose the existence or terms of the 2017 Offering. It was John Lin’s position that he should have been offered to purchase the Lin Shares pursuant to the April 2017 Agreement at the same price per share as in the 2017 Offering, which would have equaled 3,000,000,000 shares for his $300,000 investment.

John Lin brought this dispute to the attention of the Company’s newly-elected directors during the spring and summer of 2017. However, because of the then-recent turnover of the Company’s management and its Board of Directors, certain misinformation provided to the newly-elected directors by previous management and Oliver Lin’s failure to turn over the complete corporate records to the newly-elected directors, the newly-elected directors were uncertain as to the basis for, and validity of, John Lin’s claim during the spring and summer of 2017.

With the passage of time, upon careful review of such of the corporate records that now exist in the hands of our current directors and officers, further due diligence, and in consultation with our professional advisors, we came to understand the basis for John Lin’s claim.

Pursuant to the Lin Settlement Agreement, we agreed to issue to John Lin the additional 2,700,000,000 shares of Common Stock that he would have been issued at $0.0001 per share, or the same price paid by the purchasers in the 2017 Offering. Of this amount, we have issued 1,800,000,000 shares of Common Stock and have agreed to issue the remaining 900,000,000 shares at such time as we may lawfully issue such shares, whether as a result of amending our Articles of Incorporation to increase the authorized number of shares of our Common Stock, a reverse split of our Common Stock or another recapitalization transaction. As part of the Lin Settlement Agreement, John Lin and we mutually released each other from all claims arising out of this matter.

Natfresh

In 2013, Natfresh engaged in a private offering of its common stock (the “Natfresh Offering”), pursuant to which Natfresh raised $3 million. Our current management believes that approximately 15 persons (collectively, “Group B”) did not pay for an aggregate 546,460,641 shares of Natfresh common stock in the Natfresh Offering and that approximately 36 individuals (collectively, “Group A”) paid 100% of the consideration for these shares of Natfresh common stock in the Natfresh Offering. However, these shares of Natfresh common stock were issued to the persons comprising Group B and none of these shares were issued to the individuals comprising Group A.

On August 19, 2014, we entered into the Natfresh Exchange Agreement, pursuant to which the shareholders of Natfresh were issued one share of GEEC Common Stock for each share of Natfresh stock they owned as of the record date of the transaction. At the time of the Natfresh Offering and the time of the Natfresh Exchange Agreement, Natfresh and GEEC were under common control through Oliver Lin’s management of both companies and possibly through common ownership of certain large shareholders, including Oliver Lin and/or his affiliates.

Pursuant to the Natfresh Exchange Agreement, among the shares issued by GEEC to all Natfresh shareholders were 546,460,641 shares of GEEC Common Stock (the “Disputed Shares”), which were issued by Oliver Lin’s management to Group B. Our current management believes that the Disputed Shares should have been issued to Group A, since Group A, rather than Group B, had paid for the shares in question in the Natfresh Offering. However, our current management believes also that all shares of Natfresh common stock, including the Disputed Shares, were fully paid at the time of the Natfresh Offering and, therefore, all such shares, including the Disputed Shares, that were issued pursuant to the Natfresh Exchange Agreement were fully paid at the time of their issuance.

Our current management has been informed that Group A and Group B have entered into an agreement (the “Group A/Group B Settlement Agreement”) pursuant to which, among other things, (i) Group B transfered all of the Disputed Shares to Group A in proportion to the consideration paid by the individuals comprising Group A during the Natfresh Offering and (ii) both Group A and Group B have indemnified us and agreed to hold us harmless for all matters arising out of or related in any manner whatsoever to the Disputed Shares.

The Group A/Group B Settlement Agreement has been executed and the transfer of the Disputed Shares was completed on December 16, 2019. Because Taiwan, the jurisdiction in which all Group B members reside, does not have a medallion or other third-party signature guarantee system, upon the request of our transfer agent, we have agreed to indemnify and assume all liability of our transfer agent and its agents and employees, from any dispute, loss, damage or expense which may arise directly or indirectly by reason thereof.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees charged by DYH & Company (“DYH”) for the services rendered to the company and its subsidiaries in fiscal 2018 and 2019:

	Amount Billed and Paid
Type of Fee	Fiscal Year 2018	Fiscal Year 2019
Audit (1)	$-	$17,288
Audit Related (2)	25,376	32,963
All Other Fees (3)	-	-
Total	$25,376	$50,251

(1)	Represents aggregate fees charged by DYH for annual audits and quarterly reviews.

(2)	Represents aggregate fees charged by DYH for audits from fiscal 2014 to 2017 for filing of Form 10 registration and related services that are reasonably related to the performance of the audit and are not reported as audit fees.

(3)	Represents aggregate fees charged by DYH for professional services for other miscellaneous items.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements

The consolidated financial statements contained herein are as listed on the “Index to Consolidated Financial Statements” on page F-1 of this report.

2. Financial Statement Schedule

The consolidated financial statement schedule contained herein is as listed on the “Index to Consolidated Financial Statements” on page F-1 of this report. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit No.	Description

3.1(1)	Articles of Incorporation of Genufood Energy Enzymes Corp. dated June 21, 2010
3.2(1)	Certificate of Amendment dated December 10, 2010 to Articles of Incorporation of Genufood Energy Enzymes Corp.
3.3(1)	Certificate of Amendment dated August 1, 2014 to Articles of Incorporation of Genufood Energy Enzymes Corp.
3.4(1)	Certificate of Amendment dated February 24, 2015 to Articles of Incorporation of Genufood Energy Enzymes Corp.
3.5(1)	Bylaws of Genufood Energy Enzymes Corp.
10.1(1)	Amended and Restated Settlement Agreement and Mutual Release made and entered into as of September 30, 2019 by and between Genufood Energy Enzymes Corp. and Jui Pin Lin
21*	List of subsidiaries
24.1*	Power of Attorney (included after signatures hereto)
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference from our registration statement on Form 10, filed with the Securities and Exchange Commission on October 25, 2019.

(c) Financial Statement Schedules:

Not applicable.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUFOOD ENERGY ENZYMES CORP.

By:	/s/ KUANG MING TSAI
Kung Ming Tsai
President and Chief Executive Officer

Date: January 13, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Kuang Ming Tsai and Yi Ling Chen, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kuang Ming Tsai	President, Chief Executive	January 13, 2020
Kuang Ming Tsai	Officer (principal executive officer), Chief Financial Officer (principal accounting officer) and Director

/s/ Yi Ling Chen	Treasurer, Secretary and Director	January 13, 2020
Yi Ling Chen

/s/ Ching Ming Hsu	Director	January 13, 2020
Ching Ming Hsu

GENUFOOD ENERGY ENZYMES CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Genufood Energy Enzymes Corporation and subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Genufood Energy Enzymes Corporation and Subsidiary (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficiency, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2019 and 2018, and the consolidated results of its consolidated operations and its cash flows for each of the years in then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced recurring losses, negative cash flows from operations, has limited capital resources, and a net stockholders’ deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ DYH & Company

We have served as the Company’s auditor since 2017.

Brea, California

January 13, 2020

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOLIDATED BALANCE SHEETS

(US$, except share data and per share data, or otherwise noted)

	As of September 30,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$121,657	$131,720
Prepayment	-	35,066
Other current assets	50	1,190
Total Current Assets	121,707	167,976
Total Assets	$121,707	$167,976

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$128,971	$133,060
Accrued expenses	13,697	627
Due to related parties	211,383	143,654
Total Current Liabilities	354,051	277,341

STOCKHOLDERS’ DEFICIENCY

Common stock; $0.001 par value; 10,000,000,000 shares authorized; 9,124,901,879 and 6,915,729,879 shares issued and outstanding as of September 30, 2019 and 2018, respectively	7,324,902	6,915,730
Additional paid-in capital	4,997,460	5,022,460
Discount on common stock	(4,516,581)	(4,311,995)
Accumulated other comprehensive loss	(190,845)	(191,856)
Accumulated deficit	(7,847,280)	(7,543,704)
Total Stockholders’ Deficiency	(232,344)	(109,365)

Total Liabilities and Stockholders’ Deficiency	$121,707	$167,976

See Accompanying Notes to Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(US$, except share data and per share data, or otherwise noted)

	For the Years Ended September 30,
	2019		2018

REVENUE		$-		$-

OPERATING EXPENSES
General & administrative expenses		303,509		282,176
Total operating expenses		303,509		282,176

LOSS FROM OPERATIONS		(303,509)		(282,176)

OTHER INCOME (EXPENSE)
Interest income		8		12
Foreign currency loss		(198)		(10)
Other non-operating income, net		123		-
Total other income (expense)		(67)		2

Loss before income taxes		(303,576)		(282,174)
Provision for income taxes		-		-

NET LOSS		$(303,576)		$(282,174)

OTHER COMPREHENSIVE LOSS

Foreign currency transaction adjustments		1,011		714
COMPREHENSIVE LOSS		$(302,565)		$(281,460)

BASIC & DILUTED LOSS PER SHARE	$	*	$	*

WEIGHTED AVERAGE NUMBER OF ORGINARY SHARES-BASIC & DILUTED		7,000,927,337		6,413,175,961

*	Less than $0.01 per share

See Accompanying Notes to Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOILDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

(US$, except share data and per share data, or otherwise noted)

	Common Stock		Additional	Discount on		Accumulated Other	Total
	Number of Shares	Amount	Paid-in-Capital	Common Stock	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficiency
BALANCE AT SEPTEMBER 30, 2017	5,805,744,879	$5,805,745	$5,013,850	$(3,527,391)	$(7,261,530)	$(192,570)	$(161,896)
Common stocks issued for equity financing	1,109,985,000	1,109,985		(784,604)			325,381
Warrants issued for equity financing			8,610				8,610
Foreign currency translation adjustment						714	714
Net loss					(282,174)		(282,174)
BALANCE AT SEPTEMBER 30, 2018	6,915,729,879	$6,915,730	$5,022,460	$(4,311,995)	$(7,543,704)	$(191,856)	$(109,365)
Common stocks issued for equity financing	409,172,000	409,172		(229,586)			179,586
Common stock issued to John Lin	1,800,000,000						-
Foreign currency translation adjustment						1,011	1,011
Net loss					(303,576)		(303,576)
BALANCE AT SEPTEMBER 30, 2019	9,124,901,879	$7,324,902	$5,022,460	$(4,541,581)	$(7,847,280)	$(190,845)	$(232,344)

See Accompanying Notes to Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$, except share data and per share data, or otherwise noted)

	For the Years Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(303,576)	$(282,174)
Adjustments to reconcile net loss to net cash used in operating activities
Change in operating assets and liabilities
Prepayment	35,066	(35,066)
Other current assets	1,140	(1,190)
Accounts payable	(3,743)	4,051
Accrued expenses	13,086	(14,757)
Due to related parties	68,400	16,304
Net cash used in operating activities	(189,627)	(312,832)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	179,586	333,991
Net cash provided by financing activities	179,586	333,991

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(22)	(53)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(10,063)	21,106

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	131,720	110,614

CASH AND CASH EQUIVALENTS - END OF PERIOD	$121,657	$131,720

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes to Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Genufood Energy Enzymes Corp., USA (the “Company” or “GEEC”) was incorporated under the laws of the State of Nevada on June 21, 2010. The Company is a start-up company whose main focus was to promote, market, distribute and export a range of enzyme products for human and animal consumption, manufactured in the United States, for sale in certain Asian markets, including the Association of Southeast Asian Nations (“ASEAN”). The Company’s objective was to commence marketing and distribution of a range of enzyme products for human and animal consumption to sole country distributors, wholesalers, dealers and retailers, as well as to the general public following a Multi-Level Marketing – Franchise Investor Dealer Related (MLM-FIDR) concept, to begin with, in Taiwan, and then China, Hong Kong, Macau, Thailand, Malaysia, Singapore and Sri Lanka.

On May 24, 2011, GEEC Internet Sales (Private) Limited (“GEECIS”), a wholly-owned subsidiary of GEEC, was established in the Democratic Socialist Republic of Sri Lanka. GEECIS was established initially to be responsible for GEEC’s internet sales worldwide, but its role changed to that of a sole country distributor. On August 8, 2013, GEECIS changed the company name from GEEC Internet Sales (Private) Limited to Genufood Enzymes Lanka (Private) Limited (“GELPL”).

On February 13, 2012 GEEC incorporated a wholly-owned subsidiary company, Genufood Enzymes (S) Pte Ltd (“GESPL”) in Singapore with a view to be the sole country distributor for certain enzymes products in Singapore.

In 2014, GEEC incorporated a wholly-owned subsidiary, Genufood Enzymes (Thailand) Co., Ltd. (“GETCL”), in Thailand.

On August 19, 2014, GEEC entered into a share exchange agreement with Natfresh Beverages Corp (“Natfresh”) pursuant to which shareholders of Natfresh were issued one share of GEEC common stock for each share of Natfresh stock. As a result of the share exchange, Natfresh became a wholly-owned subsidiary of GEEC.

The Company ceased business operation in mid- to late-2016. All subsidiaries, except for GESPL, were closed or disposed before end of 2016.

Since its inception, the Company has always been in the development stage and never generated significant revenues. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current objective of commencing the enzyme products business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Principle of Consolidation

The consolidated financial statements include the accounts of GEEC and its wholly-owned subsidiary GESPL. All significant inter-company accounts and transactions have been eliminated in consolidation. The other wholly-owned subsidiaries of the Company did not have accounting activities during the fiscal years ended September 30, 2019 and 2018.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  For the years ended September 30, 2019 and 2018, no significant estimates and assumptions have been made in the condensed interim consolidated financial statements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consisted primarily of cash, to the extent balances exceeded limits that were insured by the Federal Deposit Insurance Corporation. The Company does not require collateral and maintains reserves for potential credit losses. Such losses have historically been immaterial and have been within management’s expectations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. As of September 30, 2019 and 2018, the Company did not have cash equivalents. The Company’s cash was denominated in United States Dollars (“US$”) or Taiwan Dollars (“TWD”) and was placed with banks in the United States of America and Taiwan.

Fair Value of Financial Instruments

The Company follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 inputs are quoted prices available for identical assets and liabilities in active markets.

●	Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data.

●	Level 3 inputs are less observable and reflect our own assumptions.

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable and accrued expenses, and due to related parties. The carrying amounts of such financial instruments in the accompanying consolidated balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Foreign Currency Translation and Transactions

The reporting and functional currency of GEEC is the US$. The functional currency of GESPL, a wholly owned subsidiary of GEEC, is the SGD.

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, US$. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7236 and 0.7313 as of September 30, 2019 and 2018, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7316 and 0.7435 average exchange rates were used to translate revenues and expenses for the years ended September 30, 2019 and 2018. Stockholders’ equity (deficiency) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficiency).

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange difference, presented as foreign currency transaction gain (loss), is included in the accompanying consolidated statements of operations.

Business Segments

The Company operates in only one segment, thereafter segment disclosure is not presented.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income (loss) per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. There were no potential dilutive debt or equity instruments issued and outstanding at any time during the years ended September 30, 2019 and 2018.

Discounts on Common Stock

Common stocks issued under the Company’s par value are treated as common stocks issued under discounts. The portion of the discount is shown separately as a deduction from the Company’s account of common stock on the Company’s consolidated financial statements.

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

No stock based compensation was issued or outstanding during the years ended September 30, 2019 and 2018.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized.

The Company considers positive and negative evidence when determining whether a portion or all of its deferred tax assets will more likely than not be realized. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, its experience with tax attributes expiring unused, and its tax planning strategies. The ultimate realization of deferred tax assets is dependent upon its ability to generate sufficient future taxable income within the carry-forward periods provided for in the tax law and during the periods in which the temporary differences become deductible. When assessing the realization of deferred tax assets, the Company has considered possible sources of taxable income including (i) future reversals of existing taxable temporary differences, (ii) future taxable income exclusive of reversing temporary differences and carry-forwards, (iii) future taxable income arising from implementing tax planning strategies, and (iv) specific known trend of profits expected to be reflected within the industry.

The Company recognizes a tax benefit associated with an uncertain tax position when, in its judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The Company’s liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company’s effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company classifies interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.

There were no current and deferred income tax provision recorded for the years ended September 30, 2019 and 2018 since the Company is in developing stage and did not generate any revenues in the two fiscal periods.

Recent Accounting Pronouncements

The Company has reviewed the following recent accounting pronouncements and concluded that they were either not applicable or had no impact to the Company’s consolidated financial statements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 606, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance establishes the principles to report useful information to users of financial statements about the nature, timing, and uncertainty of revenue from contracts with customers. An entity has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. ASU 2014-09 is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted but not earlier than the original effective date of December 15, 2016. For all other entities, ASU 606 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The new standard currently is not applicable to the Company since the Company is still in development stage and does not generate revenue.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities not under the fair value option is largely unchanged. The standard is effective for public business entities for annual periods (and interim periods within those annual periods) beginning after December 15, 2017. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements but does not expect it to have a significant impact.

In February 2016, FASB issued ASU No. 2016–02, “Leases (Topic 842)”, ASC 842, and subsequently amended the guidance relating largely to transition considerations under the standard in July 2018. The new guidance, which creates new accounting and reporting guidelines for leasing arrangements, requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for public business entities for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which further clarifies the determination of fair value of the underlying asset by lessors that are not manufacturers or dealers and modifies transition disclosure requirements for changes in accounting principles and other technical updates. The amendments in ASU 2019-01 amend Topic 842 and the effective date of those amendments is for fiscal years beginning December 15, 2019, and interim periods within those fiscal years for public business entities. For all other entities, ASC 842 is effective for annual periods beginning after December 15, 2020. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements but does not expect it to have a significant impact.

In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective January 1, 2020. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a Group recognizes an allowance based on the estimate of expected credit loss. The Company does not expect that the adoption of the standard to have an impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the potential impact of ASU 2016-15 on the Company’s consolidated financial statements but does not expect it to have a significant impact.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). This ASU affects all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update will become effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, and early adoption is permitted in any interim or annual period. The adoption of the guidance does not have impact to the Company’s statement of cash flows as the Company currently does not have restricted cash or restricted cash equivalents.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, The ASU provides final guidance aligning the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. The guidance allows nonpublic entities to account for nonemployee awards using certain practical expedients that are already available for employee awards, but the same accounting policies must be used for awards to both employees and nonemployees. The guidance is effective for public business entities in annual periods beginning after 15 December 2018, and interim periods within those years. For all other entities, it is effective in annual periods beginning after 15 December 2019, and interim periods within annual periods beginning after 15 December 2020. Early adoption is permitted, including in an interim period, but not before an entity adopts the new revenue guidance. The new guidance should be applied to all new awards granted after the date of adoption. In addition, all liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established under ASC 505-50 by the adoption date should be re-measured. These awards should be re-measured at fair value as of the adoption date, with a cumulative effect adjustment to opening retained earnings in the fiscal year of adoption. The Company is still in the process of evaluation of the impact.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2018-13 - Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will evaluate the impact of the new standards in the fiscal year when it becomes effective.

NOTE 3 – GOING CONCERN

As of September 30, 2019 and 2018, the Company experienced an accumulated deficit of $7,847,280 and $7,543,704, respectively that includes a net loss of $303,576 and $282,174 for the years ended September 30, 2019 and 2018, respectively. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of common stock. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The Company is actively pursuing additional funding, subject to the requirement that the Company increase the number of authorized and unissued shares of its Common Stock before engaging in further capital raising transactions and strategic partners to enable it to implement the Company’s business plan. Management believes that these actions, if successful, will allow the Company to continue its operations through the next 12 months.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized under its articles of incorporation to issue 10,000,000,000 shares of Common Stock, par value $0.001 per share.

Issuance of Common Stock

Fiscal 2018

During the fiscal year of 2018, the Company issued an aggregate of 1,109,985,000 shares of common stock at price range from $0.0001 to $0.0004 per share to 33 investors. Total proceeds from these share issuances were $333,991. The transaction costs associated with the issuances were immaterial. Of these equity financing transactions, one transaction completed on November 1, 2017 with an investor was through a unit offering. The total unit offered to this investor was 200,000,000 units and each unit consists of one common share and one non-transferable warrant entitling this investor to acquire one common share at an exercise price of $0.0005 per share, exercisable immediately upon issuance and expiring after six months.

The proceeds from the November 1, 2017 unit offering was $20,000, which was allocated to the common shares and warrants based on the relative fair value approach as below:

Fair value of common shares	$100,000
Fair value of warrants	75,600
Total fair value of the unit offering before allocation	$175,600

Proceeds to be allocated	$20,000

Relative fair value allocated to: Common shares	11,390
Relative fair value allocated to: Warrants	8,610
Total	$20,000

The common share was valued at the Company’s trading share prices of $0.0005 as at November 1, 2017. The share purchase warrant was valued using the Black-Scholes option pricing model with the following assumptions:

Expected risk free interest rate	1.30%
Expected annual volatility	328.71%
Expected contractual life in years	0.50
Expected annual dividend yield	0.00%

The $11,390 fair value allocated to common shares were recorded in common stock in the amount of $ 200,000 and in discount on common stock in the amount of $188,610 respectively. The $8,610 fair value allocated to warrants was recorded in additional paid-in-capital.

Fiscal 2019

During the fiscal year of 2019, the Company sold an aggregate 409,172,000 shares of common stock to 42 individuals at a price per share of $0.0005. Total proceeds from these share issuances were $204,586. The transaction costs associated with the issuances were $25,000.

Settlement Agreement

The Company and John Lin entered into a Settlement Agreement and Mutual Release effective September 30, 2019, as amended and restated (the “Lin Settlement Agreement”), pursuant to which the Company agreed to issue to John Lin the 2,700,000,000 shares of Common Stock that he would have been issued at $0.0001 per share, or the same price paid by the purchasers in a private offering conducted between April and November 2017. Of this amount, the Company has issued 1,800,000,000 shares of Common Stock and has agreed to issue the remaining 900,000,000 shares at such time as the Company may lawfully issue such shares, whether as a result of amending its Articles of Incorporation to increase the authorized number of shares of its Common Stock, a reverse split of its Common Stock or another recapitalization transaction. As part of the Lin Settlement Agreement, the Company and John Lin mutually released each other from all claims arising out of this matter.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Parties

Name of related parties	Relationship with the Company
Yi lung (Oliver) Lin	Principal shareholder, former President and CFO
Kuang Ming (James) Tsai	President, CEO, CFO and director and shareholder
Ching Ming (James) Hsu	Director and shareholder
Yi Ling (Betty) Chen	Director and shareholder
Access Management Consulting and Marketing Pte Ltd. (“AMCM”)	Company controlled by Oliver Lin

Due to related party balance

The Company’s related party balances are as follows:

	September 30, 2019	September 30, 2018
AMCM	$62,883	$63,554
James Tsai	52,000	16,000
Betty Chen	58,000	34,000
James Hsu	38,500	30,100
Total	$211,383	$143,654

The balances due to AMCM were carried forward from previous year and related to sharing of office space in Singapore. The balances due to AMCM change from $63,554 to $62,883 mainly due to currency translation.

The balances due to James Tsai, Betty Chen and James Hsu were related to unpaid compensations due to these officers and directors.

The related party balances are unsecured, interest-free and due on demand.

NOTE 6 – STOCK-BASED COMPENSATION

On May 6, 2019, the Company’s Board of Directors passed a resolution to allow previously unpaid salaries and car allowance to be settled through conversion to the Company’s common stock at a price of $0.0005 per share. $60,000 is expected to be converted into 120,000,000 shares as officers’ compensation for services performed for the year ended September 30, 2019 to James Tsai Kuan Ming and Ms. Betty Chen Yi Ling. $8,400 is expected to be settled through conversion into 16,800,000 shares for director’s fee by James Hsu Chin Ming during the year ended September, 2019. However, these conversions cannot take place and the related shares issued until such time as the Company shall have a sufficient number of authorized and unissued shares of Common Stock available for such issuance. The expenses have been reflected in the accompanying consolidated financial statements.

NOTE 7 – INCOME TAXES

The Company has not generated any revenue from any source in the US and had consolidated net loss for all the years since inception in 2010. Management believes GEEC does not have any US income tax liability due. However, even the Company does not have US income tax liability, it may be required to filing Form 5471 each year to the Internal Revenue Service (IRS) of Department of Treasury. GEEC falls in the Category Five Filer (as a domestic corporation). The Company used to have subsidiaries: GEECIS in Sri Lanka that was established in May 2011, GESPL in Singapore that was established in February 2012, GESTL in Thailand that was established in December 2014. While subsidiaries in Sri Lanka and Thailand were disposed in 2014 and 2016, respectively and the Singapore subsidiary has been inactive since 2016.

IRC Section 6038(a) requires information reporting with respect to certain foreign corporations (Form 5471) and describes the information required to be reported on this form. IRC Section 6038(b)(1) provides for a monetary penalty of $10,000 for each Form 5471 that is filed after the due date of the income tax return (including extensions) or does not include the complete and accurate information described in Section 6038(a). According to IRS rules, a penalty may apply to each Form 5471 which is filed after the due date of the income tax return. The penalty will be applied whether or not any tax is due on Form 1120.

The Company believes that based on the current information available, it is difficult to determine whether it is probable that the Company will be charged penalties by IRS for late filing of Form 5471 and even if it will be, it is difficult to reasonably estimate the amount of the penalties. The Company filed Form 1120 for fiscal year ended September 30, 2014 to September 30, 2018 on November 30, 2019.

NOTE 8 – COMMITMENTS AND CONTIGINCIES

Operating lease commitments

The Company has a virtual office agreement in Los Angeles. The Agreement is on a month to month basis. One month’s written notification is required by either party to terminate this Agreement. As of September 30, 2019, the Company has no material commitments under operating leases.

Legal proceedings

On or about November 6, 2017, Oliver Lin filed a law suit against the Company in District Court, Clark County, Nevada. Oliver Lin claimed that he was owed money under an employment agreement he entered into with the Company on or about September 1, 2012 (the “2012 Agreement”), pursuant to which Oliver Lin was to act as the Company’s President and Chief Executive Officer. Oliver Lin alleged that pursuant to an agreement dated April 18, 2017 (the “2017 Agreement”) he entered into with the Company that provided, among other things, for Oliver Lin’s resignation from all positions he held with the Company, the Company agreed to pay Oliver Lin all amounts due and owing to him under the 2012 Agreement within two days. Oliver Lin alleged that as of the date of the execution of the 2017 Agreement, the Company owed him $49,726 and that amount was not paid by the Company. Oliver Lin further claims that he sent a demand letter to the Company on September 5, 2017.

The Company was unaware of the filing of the lawsuit by Oliver Lin because it was not provided a copy of the complaint by the Company’s then corporate agent. Had the Company been aware of the complaint, current management believes that the Company would have had meritorious defense to the suit.

On or about September 14, 2018, the Company, which was still not aware of the lawsuit, was notified by its bank that the Company’s bank account had been attached, but no reason was given. Over the following two weeks, the Company investigated the situation and first learned of (i) the existence of the lawsuit; (ii) the entry of a corrected default judgment in Nevada against the Company on February 8, 2018; (iii) the entry of a sister-state judgment in California against the Company on February 20, 2018; (iv) a writ of execution issued against the company on June 26, 2018; and (v) the receipt on September 13, 2018 by the Company’s bank of the writ of execution.

During this investigation, the Company also learned that its then-current corporate agent failed to forward the court filings, or failed to properly forward the court filings, to the Company. By the time the Company learned of the entire situation, including the reason for the attachment of its bank account, the period of time to contest the attachment had expired in California.

As a result of the above judgment against the Company, an order of attachment was executed against the Company’s bank account in the amount of $55,367, not including bank fees, on September 13, 2018, and an additional attachment was executed against the Company’s bank account in the amount of $8,743, not including bank fees, on March 28, 2019, for an aggregate amount of $64,110, not including bank fees.

On March 28, 2019, an order of attachment was executed against the Company’s bank account in the amount of $8,743, not including bank fees. It is related to the litigation with Oliver Lin. The Company is reviewing the matter and consulting with attorneys as to whether or not the Company has recourse in this litigation, including one or more causes of action against Oliver Lin in respect of this dispute or the several other disputes that have existed, and still exist, between the Company and Oliver Lin. The Company is aware of the high cost of litigation in the United States and, even if the Company has one or more claims that it could assert against Oliver Lin, there is no assurance that the Company will have sufficient funds to pursue such litigation or, even if it has sufficient funds, that it will choose to spend them on such litigation, given the general uncertainties of litigation.

Other than as described above, there are presently no other pending legal proceedings to which the Company is a party or as to which any of our property is subject, and no such proceedings are known to the Company to be threatened or contemplated against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9 – SUBSEQUENT EVENTS

Income Tax

The Company filed Form 1120 for fiscal year ended September 30, 2014 through September 30, 2018 on November 30, 2019. The Company will file income tax returns for its fiscal year ended September 30, 2019 before the extended due date approximately July 14, 2020.

Disputed Shares

Pursuant to the Natfresh Exchange Agreement on August 19, 2014, among the shares issued by GEEC to all Natfresh shareholders were 546,460,641 shares of GEEC Common Stock constituting the Disputed Shares, which were issued by Oliver Lin’s management to Group B. The Company’s current management believes that the Disputed Shares should have been issued to Group A, since Group A, rather than Group B, had paid for the shares in question in the Natfresh Offering. However, the Company’s current management believes also that all shares of Natfresh common stock, including the Disputed Shares, were fully paid at the time of the Natfresh Offering and, therefore, all such shares, including the Disputed Shares, that were issued pursuant to the Natfresh Exchange Agreement were fully paid at the time of their issuance.

The Company’s management has been informed that Group A and Group B have entered into an agreement (the “Group A/Group B Settlement Agreement”) pursuant to which, among other things, (i) Group B transferred all of the Disputed Shares to Group A in proportion to the consideration paid by the individuals comprising Group A during the Natfresh Offering and (ii) both Group A and Group B have indemnified the Company and agreed to hold the Company harmless for all matters arising out of or related in any manner whatsoever to the Disputed Shares.

The Group A/Group B Settlement Agreement has been executed and the transfer of the Disputed Shares was completed on December 16, 2019. Because Taiwan, the jurisdiction in which all Group B members reside, does not have a medallion or other third-party signature guarantee system, upon the request of the Company’s transfer agent, the Company has agreed to indemnify and assume all liability of the Company’s transfer agent and its agents and employees, from any dispute, loss, damage or expense which may arise directly or indirectly by reason thereof.