Form 10-Q
period 2019-12-31
Genufood Energy Enzymes Corp.
filed 2020-02-13
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

Commission File Number 000-56112

    GENUFOOD ENERGY ENZYMES CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

601 South Figueroa Street, Suite 4050, Los Angeles, California 90017
(Address of principal executive offices, including zip code.)

(213) 330-6770

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,124,901,879 shares as of February 12, 2020

GENUFOOD ENERGY ENZYMES CORP.

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2019

i

ITEM 1. FINANCIAL STATEMENTS

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(US$, except share data and per share data, or otherwise noted)

	As of December 31,	As of September 30,
	2019	2019
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$63,185	$121,657
Prepayment	12,000	-
Other current assets	-	50
Total Current Assets	75,185	121,707
Total Assets	$75,185	$121,707

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$131,219	$128,971
Accrued expenses	21,862	13,697
Due to related parties	230,213	211,383
Total Current Liabilities	383,294	354,051

STOCKHOLDERS’ DEFICIENCY
Common stock; $0.001 par value; 10,000,000,000 shares authorized; 9,124,901,879 shares issued and outstanding as of December 31, 2019 and September 30, 2019	7,324,902	7,324,902
Additional paid-in capital	5,022,460	5,022,460
Discount on common stock	(4,541,581)	(4,541,581)
Accumulated other comprehensive loss	(193,506)	(190,845)
Accumulated deficit	(7,920,384)	(7,847,280)
Total Stockholders’ Deficiency	(308,109)	(232,344)

Total Liabilities and Stockholders’ Deficiency	$75,185	$121,707

See Accompanying Notes to Condensed Consolidated Financial Statements.

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(US$, except share data and per share data, or otherwise noted)

	For the Three Months Ended December 31,
	2019	2018
	(Unaudited)	(Unaudited)
REVENUE	$-	$-

OPERATING EXPENSES
General & administrative expenses	73,018	71,353
Total operating expenses	73,018	71,353

LOSS FROM OPERATIONS	(73,018)	(71,353)

OTHER INCOME (EXPENSE)
Interest income	2	3
Foreign currency loss	(88)	(17)
Other non-operating income, net	-	123
Total other income (expense)	(86)	109

Loss before income taxes	(73,104)	(71,244)
Provision for income taxes	-	-

NET LOSS	$(73,104)	$(71,244)

OTHER COMPREHENSIVE LOSS

Foreign currency transaction adjustments	(2,661)	(324)
COMPREHENSIVE LOSS	$(75,765)	$(71,568)

BASIC & DILUTED LOSS PER SHARE	$ *	$ *

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES-BASIC & DILUTED	9,124,901,879	6,915,729,879

*Less than $0.01 per share

See Accompanying Notes to Condensed Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

 (US$, except share data and per share data, or otherwise noted)

For the Three Months Ended December 31, 2019

	Common Stock					Accumulated Other	Total
	Number of Shares	Amount	Additional Paid-in-Capital	Discount on Common Stock	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficiency
BALANCE AT SEPTEMBER 30, 2019	9,124,901,879	$7,324,902	$5,022,460	$(4,541,581)	$(7,847,280)	$(190,845)	$(232,344)
Foreign currency translation adjustment						(2,661)	(2,661)
Net loss					(73,104)		(73,104)
BALANCE AT DECEMBER 31, 2019 (Unaudited)	9,124,901,879	$7,324,902	$5,022,460	$(4,541,581)	$(7,920,384)	$(193,506)	$(308,109)

For the Three Months Ended December 31, 2018

	Common Stock					Accumulated Other	Total
	Number of Shares	Amount	Additional Paid-in-Capital	Discount on Common Stock	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficiency
BALANCE AT SEPTEMBER 30, 2018	6,915,729,879	$6,915,730	$5,022,460	$(4,311,995)	$(7,543,704)	$(191,856)	$(109,365)
Foreign currency translation adjustment						(324)	(324)
Net loss					(71,244)		(71,244)
BALANCE AT DECEMBER 31, 2018 (Unaudited)	6,915,729,879	$6,915,730	$5,022,460	$(4,311,995)	$(7,614,948)	$(192,180)	$(180,933)

See Accompanying Notes to Condensed Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$, except share data and per share data, or otherwise noted)

	For the Three Month Ended December 31,
	2019	2018
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(73,104)	$(71,244)
Adjustments to reconcile net loss to net cash used in operating activities
Change in operating assets and liabilities
Prepayment	(12,000)	9,899
Other current assets	50	1,190
Accounts payable	1,335	(700)
Accrued expenses	8,147	16,207
Due to related parties	17,100	17,100
Net cash used in operating activities	(58,472)	(27,548)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	(58,472)	(27,548)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	121,657	131,720

CASH AND CASH EQUIVALENTS - END OF PERIOD	$63,185	$104,172

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Genufood Energy Enzymes Corp., USA (the “Company” or “GEEC”) was incorporated under the laws of the State of Nevada on June 21, 2010. The Company is a start-up company that is engaged in the business of promoting, marketing, distributing and exporting a range of enzyme products for human and animal consumption, manufactured in the United States, for sale in certain Asian markets, including Taiwan and other nations in the Association of Southeast Asian Nations. The Company plans to set up a subsidiary in Taiwan and explore this market during 2020 once the relevant approval and permits about its enzyme products are obtained from the Taiwan health authorities. The Company’s strategy is to find suitable food sales agents to sell its enzyme products through online (e.g. internet-based platforms) or offline channels (e.g. both retail and wholesale outlets). At the same time, the Company will also explore the opportunities of selling its products through direct store sale as well as direct online sales channels. In the long run, the Company plans to explore other opportunities to grow its business, including expansion into new products, market and/or seeking and forming one or more strategic alliances with potential partners. Notwithstanding the foregoing, management and the Board of Directors may amend or abandon at any time the enzyme products business.

The following is a summary of the history background of the Company:

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending September 30, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019.

Principle of Consolidation

The condensed consolidated financial statements include the accounts of GEEC and its wholly-owned subsidiary GESPL. All significant inter-company accounts and transactions have been eliminated in consolidation. The other wholly-owned subsidiaries of the Company did not have accounting activities during the three-month periods ended December 31, 2019 and 2018.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  For the three-month periods ended December 31, 2019 and 2018, no significant estimates and assumptions have been made in the condensed interim consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. As of December 31, 2019 and September 30, 2019, the Company did not have cash equivalents. The Company’s cash was denominated in United States Dollars (“US$”) or Taiwan Dollars (“TWD”) and was placed with banks in the United States of America and Taiwan.

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

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable and accrued expenses, and due to related parties. The carrying amounts of such financial instruments in the accompanying condensed consolidated balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Foreign Currency Translation and Transactions

The reporting and functional currency of GEEC is the US$. The functional currency of GESPL, a wholly owned subsidiary of GEEC, is the SGD.

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, US$. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7435 and 0.7236 as of December 31, 2019 and September 30, 2019, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7337 and 0.7271 average exchange rates were used to translate revenues and expenses for the three-month periods ended December 31, 2019 and 2018, respectively. Stockholders’ equity (deficiency) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficiency).

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange difference, presented as foreign currency transaction gain (loss), is included in the accompanying condensed consolidated statements of operations.

Business Segments

The Company operates in only one segment.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income (loss) per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. There were no potential dilutive debt or equity instruments issued and outstanding at any time during the three-month periods ended December 31, 2019 and 2018.

Discounts on Common Stock

Common stocks issued under the Company’s par value are treated as common stocks issued under discounts. The portion of the discount is shown separately as a deduction from the Company’s account of common stock on the Company’s condensed consolidated financial statements.

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

No stock based compensation was issued or outstanding during the three-month periods ended December 31, 2019 and 2018.

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

There were no current and deferred income tax provision recorded for the three-month periods ended December 31, 2019 and 2018 since the Company is in developing stage and did not generate any revenues in the two fiscal periods.

Recent Accounting Pronouncements

The Company has reviewed the following recent accounting pronouncements and concluded that they were either not applicable or had no impact to the Company’s condensed consolidated financial statements:

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities not under the fair value option is largely unchanged. The standard is effective for public business entities for annual periods (and interim periods within those annual periods) beginning after December 15, 2017. For all other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The new guidance does not have impact to the Company’s condensed consolidated financial statements for the three-month periods ended December 31, 2019 and 2018 since the Company does not have equity investments and financial liabilities measured under the fair value option.

In February 2016, FASB issued ASU No. 2016–02, “Leases (Topic 842)”, ASC 842, and subsequently amended the guidance relating largely to transition considerations under the standard in July 2018. The new guidance, which creates new accounting and reporting guidelines for leasing arrangements, requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for public business entities for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which further clarifies the determination of fair value of the underlying asset by lessors that are not manufacturers or dealers and modifies transition disclosure requirements for changes in accounting principles and other technical updates. The amendments in ASU 2019-01 amend Topic 842 and the effective date of those amendments is for fiscal years beginning December 15, 2019, and interim periods within those fiscal years for public business entities. For all other entities, ASC 842 is effective for annual periods beginning after December 15, 2020. The Company is currently evaluating the impact of the new pronouncement on its condensed consolidated financial statements but does not expect it to have a significant impact.

In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective January 1, 2020. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a Group recognizes an allowance based on the estimate of expected credit loss. The Company does not expect that the adoption of the standard to have an impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The new guidance does not have impact to the Company’s condensed consolidated financial statements for the three-month periods ended December 31, 2019 and 2018 since the Company had limited cash flow activities and its cash flow activities were not within the scope of the eight specific cash flow issues under the ASU 2016-15 guidance.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, The ASU provides final guidance aligning the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. The guidance allows nonpublic entities to account for nonemployee awards using certain practical expedients that are already available for employee awards, but the same accounting policies must be used for awards to both employees and nonemployees. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those years. For all other entities, it is effective in annual periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted, including in an interim period, but not before an entity adopts the new revenue guidance. The new guidance should be applied to all new awards granted after the date of adoption. In addition, all liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established under ASC 505-50 by the adoption date should be re-measured. These awards should be re-measured at fair value as of the adoption date, with a cumulative effect adjustment to opening retained earnings in the fiscal year of adoption. The Company is still in the process of evaluation of the impact but does not expect the adoption of the guidance to have an impact to the Company’s condensed consolidated financial statements since the Company currently does not have share-based payments to non-employees.

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

NOTE 3 – GOING CONCERN

As of December 31, 2019 and September 30, 2019, the Company had an accumulated deficit of $7,920,384 and $7,847,280, respectively. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of common stock. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized under its articles of incorporation, as amended, to issue 10,000,000,000 shares of Common Stock par value $0.001 per share.

Issuance of Common Stock

During the three-month periods ended December 31, 2019 and 2018, the Company did not issue any common stock.

Disputed Shares

Pursuant to the Natfresh Exchange Agreement on August 19, 2014, among the shares issued by GEEC to all Natfresh shareholders were 546,460,641 shares of GEEC Common Stock, constituting the Disputed Shares, which were issued by Oliver Lin’s management to Group B. The Company’s current management believes that the Disputed Shares should have been issued to Group A, since Group A, rather than Group B, had paid for the shares in question in the Natfresh Offering. However, the Company’s current management believes also that all shares of Natfresh common stock, including the Disputed Shares, were fully paid at the time of the Natfresh Offering and, therefore, all such shares, including the Disputed Shares, that were issued pursuant to the Natfresh Exchange Agreement were fully paid at the time of their issuance.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Parties

Name of related parties	Relationship with the Company
Yi lung (Oliver) Lin	Principal shareholder, former President and CFO
Kuang Ming (James) Tsai	President, CEO, CFO and director and shareholder
Ching Ming (James) Hsu	Director and shareholder
Yi Ling (Betty) Chen	Director and shareholder
Access Management Consulting and Marketing Pte Ltd. (“AMCM”)	Company controlled by Oliver Lin

Due to related party balance

The Company’s related party balances are as follows:

	December 31, 2019	September 30, 2019
AMCM	$64,613	$62,883
James Tsai	61,000	52,000
Betty Chen	64,000	58,000
James Hsu	40,600	38,500
Total	$230,213	$211,383

The balances due to AMCM were carried forward from previous year and related to sharing of office space in Singapore. The balances due to AMCM change from $62,883 at September 30, 2019 to $64,613 at December 31, 2019, mainly due to the change in foreign currency translation rate.

The balances due to James Tsai, Betty Chen and James Hsu were related to unpaid compensations due to these officers and directors. Increase in balances due to James Tsai, Betty Chen and James Hsu were compensations for the three-month period ended December 31, 2019.

The related party balances are unsecured, interest-free and due on demand.

NOTE 6 – STOCK-BASED COMPENSATION

On May 6, 2019, the Company’s Board of Directors passed a resolution to allow previously unpaid salaries and car allowance to be settled through conversion to the Company’s common stock at a price of $0.0005 per share. $9,000 and $6,000 are expected to be converted into 18,000,000 and 12,000,000 shares as officers’ compensation for services performed for the three-month period ended December 31, 2019 to James Tsai Kuan Ming and Ms. Betty Chen Yi Ling, respectively. $2,100 is expected to be settled through conversion into 4,200,000 shares for director’s fee by James Hsu Chin Ming during the three-month period ended December 31, 2019. However, these conversions cannot take place and the related shares issued until such time as the Company shall have a sufficient number of authorized and unissued shares of Common Stock available for such issuance. The expenses have been reflected in the accompanying condensed consolidated financial statements.

NOTE 7 – INCOME TAXES

The Company has not generated any revenue from any source in the United States and had consolidated net loss for all the years since inception in 2010. Management believes GEEC does not have any U.S. income tax liability due. However, even the Company does not have U.S. income tax liability, it may be required to file Form 5471 each year with the Internal Revenue Service (the “IRS”) of Department of Treasury. GEEC falls in the Category Five Filer (as a domestic corporation). The Company used to have subsidiaries: GEECIS in Sri Lanka that was established in May 2011, GESPL in Singapore that was established in February 2012, and GESTL in Thailand that was established in December 2014. The subsidiaries in Sri Lanka and Thailand were disposed of in 2014 and 2016, respectively, and the Singapore subsidiary has been inactive since 2016.

Internal Revenue Code (“IRC”) Section 6038(a) requires information reporting with respect to certain foreign corporations (Form 5471) and describes the information required to be reported on this form. IRC Section 6038(b)(1) provides for a monetary penalty of $10,000 for each Form 5471 that is filed after the due date of the income tax return (including extensions) or does not include the complete and accurate information described in Section 6038(a). According to IRS rules, a penalty may apply to each Form 5471 which is filed after the due date of the income tax return. The penalty will be applied whether or not any tax is due on Form 1120.

The Company believes that based on the current information available, it is difficult to determine whether it is probable that the Company will be charged penalties by IRS for the late filing of Form 5471 and even if it will be, it is difficult to reasonably estimate the amount of penalties that may be assessed. On November 30, 2019, the Company filed Form 1120 for the fiscal years ended September 30, 2014 through September 30, 2018.

NOTE 8 – COMMITMENTS AND CONTIGINCIES

Operating lease commitments

The Company has a virtual office agreement in Los Angeles. The Agreement is on a month-to-month basis. One month’s written notification is required by either party to terminate this Agreement. As of December 31, 2019, the Company has no material commitments under operating leases.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date when the condensed consolidated financial statements were issued, and determined that no subsequent events occurred that would require adjustment to or disclosure in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL NOTE

Throughout this report, we refer to our business from the period from inception (June 21, 2010) through approximately mid- to late-2016, as our “historic period”, the business conducted during the historic period as our “original business” and the management of our company during the historic period as “previous management” or “Oliver Lin’s management”.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

●	risks related to our ability to restart our enzyme products business, including regulatory compliance in Taiwan;

●	risks related to our ability to pursue an alternate business strategy in combination with, or instead of, recommencing our enzyme products business;

●	our ability to continue to purchase the raw materials needed to manufacture our products;

●	our ability to market successfully our products;

●	industry-wide market factors and regulatory and other developments affecting our operations;

●	our ability to obtain adequate funding to restart our enzyme products business or pursue an alternate business strategy in combination with, or instead of, recommencing our enzyme products business;

●	certain disputes with previous management of our company, which disputes, among other things, affect amounts claimed by one party against the other; and

●	our ability to fund litigation or other dispute resolution processes in the United States and/or other countries to prosecute or defend various disputes, including disputes with previous management.

Overview

During our historic period, we were a start-up company whose main focus was to promote, market, distribute and export a range of enzyme products for human and animal consumption, manufactured in the United States, for sale in certain Asian markets, including Taiwan and other nations in the Association of Southeast Asian Nations (“ASEAN”). Our objective was to commence marketing and distribution of American range of enzyme products for human and animal consumption to sole country distributors, wholesalers, dealers and retailers, as well as to the general public following a Multi-Level Marketing – Franchise Investor Dealer Related (MLM-FIDR) concept, to begin with, in Taiwan, and then to China, Hong Kong, Macau, Thailand, Malaysia, Singapore and Sri Lanka.

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

We plan to set up a subsidiary in Taiwan during 2020 and apply to the Taiwan Ministry of Economic Affairs for approval. Once approved, we will request a U.S.-based enzymes manufacturer to send enzyme samples that are suitable for Asian markets to the Taiwan Food and Drug Administration for testing. If the Taiwan government approves the required import permits, we plan to order products from this and other U.S.-based enzyme manufacturers and explore sales opportunities for the Taiwan market, which events could also occur during 2020.

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

We also intend to establish wholesale distribution channels through distributors of pharmaceutical and health care products.  Another sales channel for us to pursue is through online retailing.  First, we will be refining our company website to activate full e-commerce facility to allow direct purchases from the site.  In addition to this, we will open online storefronts through popular shopping sites in Taiwan. It should be noted that we have recently discovered that our corporate website has become corrupted and possibly infected with a computer virus or malware. We are in the process of assessing the extent of the situation with technology consultants. It may be necessary for us to completely rebuild our website. We do not yet have an estimate of the time or cost if that becomes necessary.

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

Results of Operations

Three-Month Period Ended December 31, 2019 compared to the Three-Month Period Ended December 31, 2018

Revenues

We did not generate any revenues during the three-month periods ended December 31, 2019 and 2018. Our operating subsidiary, GESPL, ceased operation in 2016.

Operating Expenses

We incurred total operating expenses of $73,018 and $71,353 for the three-month periods ended December 31, 2019 and 2018, respectively. Our operating expenses consist of professional fees, payroll expenses, rent and miscellaneous overhead, including bank charges, license and permits. The increase in operating expenses for the three-month period ended December 31, 2019 compared to the three-month period ended December 31, 2018 was mainly due to an increase in our professional expenses.

Net Loss

As a result of the above, our net loss increased from $71,244 in the three-month period ended December 31, 2018 to $73,104 in the three-month period ended December 31, 2019.

Liquidity and Capital Resources

Working Capital

	December 31,	September 30,
	2019	2019
Current Assets	$75,185	$121,707
Current Liabilities	383,294	354,051
Working Capital Deficit	$(308,109)	$(232,344)

As of December 31, 2019, we had cash and cash equivalents of $63,185 and a working capital deficit of $308,109. In comparison, as of September 30, 2019, we had cash and cash equivalents of $121,657 and a working capital deficit of $232,344.

As of December 31, 2019, we had total assets of $75,185, compared with total assets of $121,707 at September 30, 2019. The decrease in total assets was primarily due to decrease in cash and cash equivalents.

We had $383,294 in total current liabilities as of December 31, 2019, consisting of $131,219 in accounts payable, $230,213 due to related parties, and $21,862 in accrued expenses. This is compared to total current liabilities of $354,051 as of September 30, 2019, which included $128,971 in accounts payable, $211,383 due to related parties and $13,697 in accrued expenses. The increase in due to related parties was primarily due to unpaid compensations to officers and directors.

We had a total stockholders’ deficiency of $308,109 and an accumulated deficit of $7,920,384 as of December 31, 2019. In comparison, we had a total stockholders’ deficiency of $232,344 and an accumulated deficit of $7,847,280 as of September 30, 2019

Cash Flows

	Three months ended December 31, 2019	Three months ended December 31, 2018
Cash flows used in operating activities	$(58,472)	$(27,548)
Cash flows provided by financing activities	-	-
Cash flows provided by financing activities	-	-
Net increase (decrease) in cash during period	$(58,472)	$(27,548)

During the three-month period ended December 31, 2019, we used $58,472 of cash in operating activities which was attributable primarily to our net loss of $73,104 offset by the change in operating assets and liabilities of $14,632. In comparison, during the three-month period ended December 31, 2018, we used $27,548 of cash in operating activities which was attributable to our net loss of $71,244 and the change in operating assets and liabilities of $43,696.

With respect to our investing activities, we had no cash activity in either period presented and we do not anticipate any significant capital expenditures in the near future as such items are not required by us at this time.

With respect to our financing activities, we had no cash activity in either period presented.

There is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our expenses as they become due. We do not anticipate any significant additional revenue until and unless we begin to execute on our plan of operations involving the restart of our enzyme products business. There is no assurance that we will ever reach that stage. The condensed consolidated financial statements presented herein do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

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

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. For the three-month periods ended December 31, 2019 and 2018, no significant estimates and assumptions have been made in the condensed consolidated financial statements. The following are some of the critical accounting policies in relation to the preparation of the condensed consolidated financial statements. For a full summary of our critical accounting policies, please refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

Foreign currency translation

The financial statements of our subsidiary denominated in currencies other than the USD are translated into USD using the closing rate method. The balance sheet items are translated into USD using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded in stockholders’ equity (deficiency).

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

Recent accounting pronouncements

We do not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations, or cash flows. For a full summary of recent accounting pronouncements, please refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

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

For financial reporting purposes, the financial statements of our Singapore subsidiary, which are prepared using the Singapore Dollar, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7435 and 0.7236 as of December 31, 2019 and September 30, 2019, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7337 and 0.7271 average exchange rates were used to translate revenues and expenses for the three-month periods ended December 31, 2019 and 2018. Stockholders’ equity (deficiency) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficiency).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of condensed consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the condensed consolidated financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses in internal control over financial reporting identified above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 based on the criteria set forth in “Internal Control—Integrated Framework” issued by COSO.

Due to the nature of the material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected. The material weaknesses identified above either individually or in aggregation did not result in any identified misstatements or errors in the Company’s condensed consolidated financial statements as of and for the three-month period ended December 31, 2019.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUFOOD ENERGY ENZYMES CORP.

Date: February 13, 2020	By:	/s/ KUANG MING TSAI
Kung Ming Tsai
President and Chief Executive Officer