Form 10-Q
period 2020-03-31
Genufood Energy Enzymes Corp.
filed 2020-05-20
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

Commission File Number 000-56112

    GENUFOOD ENERGY ENZYMES CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

601 South Figueroa Street, Suite 4050

Los Angeles, California 90017

(Address of principal executive offices, including zip code.)

(213) 330-6770

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,124,901,879 shares as of May 18, 2020

GENUFOOD ENERGY ENZYMES CORP.

FORM 10-Q FOR THE THREE- AND SIX-MONTH PERIODS ENDED MARCH 31, 2020

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	1
	CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF MARCH 31, 2020 AND SEPTEMBER 30, 2019	1
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED) FOR THE THREE- AND SIX-MONTH PERIODS ENDED MARCH 31, 2020 AND MARCH 31, 2019	2
	CCONDENSED CONSOILDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED) FOR THE THREE- AND SIX-MONTH PERIODS ENDED MARCH 31, 2020 AND MARCH 31, 2019	3
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX-MONTH PERIODS ENDED MARCH 31, 2020 AND MARCH 31, 2019	4
	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
ITEM 4.	CONTROLS AND PROCEDURES	19

	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	21
ITEM 1A.	RISK FACTORS	21
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	21
ITEM 4.	MINE SAFETY DISCLOSURES	21
ITEM 5.	OTHER INFORMATION	21
ITEM 6.	EXHIBITS	21

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(US$, except share data and per share data, or otherwise noted)

	As of March 31,	As of September 30,
	2020	2019
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,427	$121,657
Other current assets	-	50
Total Current Assets	3,427	121,707
Total Assets	$3,427	$121,707

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$127,793	$128,971
Accrued expenses	16,349	13,697
Due to related parties	243,827	211,383
Total Current Liabilities	387,969	354,051

STOCKHOLDERS’ DEFICIENCY
Common stock; $0.001 par value; 10,000,000,000 shares authorized; 9,124,901,879 shares issued and outstanding as of March 31, 2020 and September 30, 2019	7,324,902	7,324,902
Additional paid-in capital	5,022,460	5,022,460
Discount on common stock	(4,541,581)	(4,541,581)
Accumulated other comprehensive loss	(188,144)	(190,845)
Accumulated deficit	(8,002,179)	(7,847,280)
Total Stockholders’ Deficiency	(384,542)	(232,344)

Total Liabilities and Stockholders’ Deficiency	$3,427	$121,707

See Accompanying Notes to Condensed Consolidated Financial Statements.

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(US$, except share data and per share data, or otherwise noted)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General & administrative expenses	81,796	77,518	154,814	148,871
Total operating expenses	81,796	77,518	154,814	148,871

LOSS FROM OPERATIONS	(81,796)	(77,518)	(154,814)	(148,871)

OTHER INCOME (EXPENSE)
Interest income	1	1	3	4
Foreign currency loss	-	(9)	(88)	(26)
Other non-operating income, net	-	-	-	123
Total other income (expense)	1	(8)	(85)	101

Loss before income taxes	(81,795)	(77,526)	(154,899)	(148,770)
Provision for income taxes	-	-	-	-

NET LOSS	$(81,795)	$(77,526)	$(154,899)	$(148,770)

OTHER COMPREHENSIVE LOSS

Foreign currency transaction adjustments	5,362	(666)	2,701	(990)
COMPREHENSIVE LOSS	$(76,433)	$(78,192)	$(152,198)	$(149,760)

BASIC & DILUTED LOSS PER SHARE	$ *	$ *	$ *	$ *

WEIGHTED AVERAGE NUMBER OF ORGINARY SHARES-BASIC & DILUTED	9,124,901,879	6,915,729,879	9,124,901,879	6,915,729,879

*	Less than $0.01 per share

See Accompanying Notes to Condensed Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOILDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(US$, except share data and per share data, or otherwise noted)

For the Three And Six Months Ended March 31, 2020 And 2019

						Accumulated
	Common Stock		Additional	Discount on		Other	Total
	Number of Shares	Amount	Paid-in- Capital	common stock	Accumulated Deficit	Comprehensive loss	Stockholder’s Deficit
DECEMBER 31, 2019 (Unaudited)	9,124,901,879	$7,324,902	$5,022,460	$(4,541,581)	$(7,920,384)	$(193,506)	$(308,109)
Foreign Currency Translation adjustment						5,362	5,362
Net Loss					(81,795)		(81,795)
MARCH 31, 2020 (Unaudited)	9,124,901,879	$7,324,902	$5,022,460	$(4,541,581)	$(8,002,179)	$(188,144)	$(384,542)

DECEMBER 31, 2018 (Unaudited)	6,915,729,879	$6,915,730	$5,022,460	$(4,311,995)	$(7,614,948)	$(192,180)	$(180,933)
Foreign Currency Translation adjustment						(666)	(666)
Net Loss					(77,526)		(77,526)
MARCH 31, 2019 (Unaudited)	6,915,729,879	$6,915,730	$5,022,460	$(4,311,995)	$(7,692,474)	$(192,846)	$(259,125)

						Accumulated
	Common Stock		Additional	Discount on		Other	Total
	Number of Shares	Amount	Paid-in- Capital	common stock	Accumulated Deficit	Comprehensive loss	Stockholder’s Deficit
SEPTEMBER 30, 2019	9,124,901,879	$7,324,902	$5,022,460	$(4,541,581)	$(7,847,280)	$(190,845)	$(232,344)
Foreign Currency Translation adjustment						2,701	2,701
Net Loss					(154,899)		(154,899)
MARCH 31, 2020 (Unaudited)	9,124,901,879	$7,324,902	$5,022,460	$(4,541,581)	$(8,002,179)	$(188,144)	$(384,542)

SEPTEMBER 30, 2018	6,915,729,879	$6,915,730	$5,022,460	$(4,311,995)	$(7,543,704)	$(191,856)	$(109,365)
Foreign Currency Translation adjustment						(990)	(990)
Net Loss					(148,770)		(148,770)
MARCH 31, 2019 (Unaudited)	6,915,729,879	$6,915,730	$5,022,460	$(4,311,995)	$(7,692,474)	$(192,846)	$(259,125)

See Accompanying Notes to Condensed Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$, except share data and per share data, or otherwise noted)

	For the Six Month Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(154,899)	$(148,770)
Adjustments to reconcile net loss to net cash used in operating activities
Change in operating assets and liabilities
Prepayment	-	19,899
Other current assets	50	1,190
Accounts payable	(225)	798
Accrued expenses	2,644	7,369
Due to related parties	34,200	34,200
Other liability	-	37,483
Net cash used in operating activities	(118,230)	(47,831)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	(118,230)	(47,831)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	121,657	131,720

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,427	$83,889

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Genufood Energy Enzymes Corp., USA (the “Company” or “GEEC”) was incorporated under the laws of the State of Nevada on June 21, 2010. The Company is a start-up company that is engaged in the business of promoting, marketing, distributing and exporting sea water nasal spray for human consumption in Taiwan and USA. The Company plans to set up a subsidiary in Taiwan and explore this market during 2020 once the relevant approval and permits about its nasal spray products are obtained from the Taiwan health authorities. The Company’s strategy is to market its nasal spray product in both Taiwan and USA through online (e.g. internet-based platforms) or offline channels (e.g. both retail and wholesale outlets).

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

Since its inception, the Company has always been in the development stage and never generated significant revenues. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current objective of commencing the nasal spray business.

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

Principle of Consolidation

The condensed consolidated financial statements include the accounts of GEEC and its wholly-owned subsidiary GESPL. All significant inter-company accounts and transactions have been eliminated in consolidation. The other wholly-owned subsidiary of the Company did not have accounting activities during the six-month periods ended March 31, 2020 and 2019.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  For the six-month periods ended March 31, 2020 and 2019, no significant estimates and assumptions have been made in the condensed interim consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. As of March 31, 2020 and September 30, 2019, the Company did not have cash equivalents. The Company’s cash was denominated in United States Dollars (“US$”) or Taiwan Dollars (“TWD”) and was placed with banks in the United States of America and Taiwan.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, US$. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7034 and 0.7236 as of March 31, 2020 and September 30, 2019, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7278 and 0.7325 average exchange rates were used to translate revenues and expenses for the six-month periods ended March 31, 2020 and 2019, respectively. Stockholders’ equity (deficiency) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficiency).

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

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income (loss) per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. There were no potential dilutive debt or equity instruments issued and outstanding at any time during the six-month periods ended March 31, 2020 and 2019.

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

No stock based compensation was issued or outstanding during the six-month periods ended March 31, 2020 and 2019.

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

There were no current and deferred income tax provision recorded for the six-month periods ended March 31, 2020 and 2019 since the Company is in developing stage and did not generate any revenues in the two fiscal periods.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities not under the fair value option is largely unchanged. The standard is effective for public business entities for annual periods (and interim periods within those annual periods) beginning after December 15, 2017. For all other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The new guidance does not have impact to the Company’s condensed consolidated financial statements for the six-month periods ended March 31, 2020 and 2019 since the Company does not have equity investments and financial liabilities measured under the fair value option.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The new guidance does not have impact to the Company’s condensed consolidated financial statements for the six-month periods ended March 31, 2020 and 2019 since the Company had limited cash flow activities and its cash flow activities were not within the scope of the eight specific cash flow issues under the ASU 2016-15 guidance.

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

NOTE 3 – GOING CONCERN

As of March 31, 2020 and September 30, 2019, the Company had an accumulated deficit of $8,002,179 and $7,847,280, respectively. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of common stock. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

Issuance of Common Stock

During the six-month periods ended March 31, 2020 and 2019, the Company did not issue any common stock.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Parties

Name of related parties	Relationship with the Company
Yi Lung (Oliver) Lin	Principal shareholder
Jui Pin (John) Lin	Principal shareholder, President and CEO
Shao-Cheng (Will) Wang	CFO
Kuang Ming (James) Tsai	Director
Ching Ming (James) Hsu	Director
Yi Ling (Betty) Chen	Former director
Access Management Consulting and Marketing Pte Ltd. (“AMCM”)	Company controlled by Oliver Lin

Due to related party balance

The Company’s related party balances are as follows:

	March 31, 2020	September 30, 2019
AMCM	$61,127	$62,883
James Tsai	70,000	52,000
Betty Chen	70,000	58,000
James Hsu	42,700	38,500
Total	$243,827	$211,383

The balances due to AMCM were carried forward from previous year and related to sharing of office space in Singapore. The balances due to AMCM change from $62,883 to $61,127 mainly due to currency translation.

The balances due to James Tsai, Betty Chen and James Hsu were related to unpaid compensations due to these officers and directors. Increase in balances due to James Tsai, Betty Chen and James Hsu were compensations for the six-month periods ended March 31, 2020.

The related party balances are unsecured, interest-free and due on demand.

NOTE 6 – STOCK-BASED COMPENSATION

On May 6, 2019, the Company’s Board of Directors passed a resolution to allow previously unpaid salaries and car allowance to be settled through conversion to the Company’s common stock at a price of $0.0005 per share. $18,000 and $12,000 are expected to be converted into 36,000,000 and 24,000,000 shares as officers’ compensation for services performed for the six-month period ended March 31, 2020 to James Tsai Kuan Ming and Betty Chen Yi Ling, respectively. $4,200 is expected to be settled through conversion into 8,400,000 shares for director’s fee by James Hsu Chin Ming during the six-month period ended March 31, 2020. However, these conversions cannot take place and the related shares issued until such time as the Company shall have a sufficient number of authorized and unissued shares of Common Stock available for such issuance. The expenses have been reflected in the accompanying condensed consolidated financial statements.

NOTE 7 – INCOME TAXES

The Company has not generated any revenue from any source in the United States and had consolidated net loss for all the years since inception in 2010. Management believes GEEC does not have any U.S. income tax liability due. However, even the Company does not have U.S. income tax liability, it may be required to file Form 5471 each year with the Internal Revenue Service (the “IRS”) of Department of Treasury. GEEC falls in the Category Five Filer (as a domestic corporation). The Company used to have subsidiaries: GEECIS in Sri Lanka that was established in May 2011, GESPL in Singapore that was established in February 2012, and GESTL in Thailand that was established in December 2014. The subsidiaries in Sri Lanka and Thailand were disposed in 2014 and 2016, respectively, and the Singapore subsidiary has been inactive since 2016.

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

NOTE 8 – COMMITMENTS AND CONTIGINCIES

Operating lease commitments

The Company has a virtual office agreement in Los Angeles. The Agreement is on a month-to-month basis. One month’s written notification is required by either party to terminate this Agreement. As of March 31, 2020, the Company has no material commitments under operating leases.

NOTE 9 – SUBSEQUENT EVENTS

On April 24, 2020, the Company’s President and Chief Executive Officer, Jui Pin Lin, loaned the Company the principal amount of $25,000 (the “Loan”), primarily to pay certain expenses. The Loan bears simple interest at a rate of 1% per annum, and is payable as to both principal and interest on October 24, 2020 (the “Maturity Date”).

Mr. Lin, as the holder of the promissory note (the “Note”) evidencing the Loan, may, at his sole option, convert (a “Voluntary Conversion”) the outstanding principal and accrued and unpaid interested on the Note into shares of the common stock of the Company (“Common Stock”) at a rate of $0.0005 per share. Notwithstanding the holder’s right of Voluntary Conversion, the holder of the Note may not make such conversion unless and until the Company has a sufficient number of authorized and unissued shares of Common Stock to issue upon a Voluntary Conversion. At the present time, the Company does not have a sufficient number of authorized and unissued shares of its Common Stock to issue upon a Voluntary Conversion but expects to have a sufficient number of authorized and unissued shares of its Common Stock before the Maturity Date.

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

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect”, “anticipate”, “hope” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

●	risks related to our ability to commence a new nasal spray product business, including without limitation the ability to receive regulatory approval in all geographic markets where we intend to distribute and sell our product;

●	risks related to our ability to pursue an alternate business strategy in combination with, or instead of, commencing a new nasal spray product business;

●	our ability to purchase the raw materials, if any, needed to manufacture our product;

●	our ability to market successfully our product, including consumer acceptance of our product given the limited claims we intend to make about its healthful effects and significant competition with other similar products;

●	industry-wide market factors and regulatory and other developments affecting our operations;

●	our ability to obtain adequate funding to commence a new nasal spray product business or pursue an alternate business strategy in combination with, or instead of, commencing enzyme new nasal spray product business;

●	certain disputes with previous management of our company, which disputes, among other things, affect amounts claimed by one party against the other;

●	our ability to fund litigation or other dispute resolution processes in the United States and/or other countries to prosecute or defend various disputes, including disputes with previous management;

●	general economic uncertainty, whether as a result of the COVID-19 pandemic or otherwise; and

●	current and longer-term economic and other impacts of the COVID-19 pandemic on our operations, results of operations and financial condition, including without limitation changes in consumer shopping and spending patterns for non-essential products, resulting from the economic crisis caused by lockdown, shelter-in-place, stay-at-home or similar orders instituted as a result of the pandemic, or otherwise.

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

Highlights

As previously reported, in April 2020 management of our company changed. For the reasons stated in this report, our new management has decided not to restart our enzyme products business. Management’s new plan of operations is set forth below. Notwithstanding the foregoing, management and the Board of Directors may amend or abandon at any time our new plan of operations, which itself in its earliest phase.

Plan of Operations

The following plan of operations is tentative and subject to change. Preliminarily, we estimate that we will need approximately $1,000,000 to fund our new plan of operations over the next 12 months, including without limitation permit applications with the national Food and Drug Administration (“FDA”) in each country where we intend to sell our product, manufacturing costs, marketing expenses and advertising costs. We do not have such funds available and there is no commitment to fund such amount, or any amount, that we need to meet our expenses and pursue our new plan of operations.

As previously reported, we had planned to establish a branch in Taiwan to import enzyme supplements from the United States. The process of applying for supplement import license from Taiwan’s Ministry of Economic Affairs and FDA usually takes approximately over one year. Due to the COVID-19 pandemic, all non COVID-19 related matters have been delayed or are taking longer than usual in Taiwan since late January 2020. For various reasons, including the fact that without a reasonably foreseeable end of the pandemic and Taiwan government resources being shifted to dealing with the pandemic, our management decided to abandon the plan to restart our enzyme products business.

Nasal Spray Product

Management is in the preliminary stage of developing a new business plan to sell and distribute Physiological Sea Water and Nasal Spray in Taiwan and the United States. The spray is a composition of isotonic PH of crystals of sea water diluted in purified water and aerosol cans. The product is market ready and similar products are currently being sold in China.

Saline nasal sprays can be used to moisturize dry sinus cavities and help remove debris or pollens from the nose. The spray is comprised of water and salt or sodium. It is less expensive than other options and be easily applied at home. We believe that Physiological Sea Water Nasal Spray may provide certain relief from common nasal congestion, flush out irritants, and moisturize dry nasal passages related to allergies, colds, flu and sinusitis. However, the product is not a medical treatment for any health condition or illness, including without limitation allergies, colds, flu and sinusitis, and will not be labeled as having a therapeutic purpose.

Manufacturing

We currently do not have our own production plant to make the product. We intend to outsource the production of the product to third party manufacturers, using our label for branding purposes.

We have identified a manufacturer in Shanghai, China to produce the product for us. Because manufacture of the product does not involve complex processes, we believe that we will be able to find additional manufacturers if and when necessary or if the identified manufacturer in Shanghai is not available. Because the ingredients contained in the product are not scarce, we do not believe that we will be subject to scarcity of raw materials or that these raw materials will be subject to inflationary pressures.

Marketing

We plan to distribute the product through online sales platform and distributors in Taiwan to sell our product in retail stores. Subject to FDA approval in the United States, we also plan to market the product to wholesalers in the United States. We will explore the market and sales channels during this pre-operational period. We are still developing a more detailed marketing timeline for the product.

We also intend to establish wholesale distribution channels through distributors of health care products.  Another sales channel for us to pursue is through online retailing.  Our goal is for the product to be sold through wholesale channels to national chain stores as well as online sales platform. We plan to distribute the product to be sold on other stores and platforms. We currently do not plan to have the product sold through our website.

We expect to spend approximately $20,000 to $50,000 for marketing costs, which includes sampling giveaway/testing, on-line marketing and printed marketing materials.

Competition

The nasal spray product, and comparable products to the one we intend to manufacture and market, have an extremely low barrier to entry. Products similar to the product we intend to manufacture and market are currently being widely sold in the market under many different trade names. Therefore, we will face intense competition in the marketing of the product with many companies, a number of which have been in business much longer than we have and have substantially greater financial and other resources than we have.

Regulation

The product will require certain regulatory compliance, including FDA approval, in each of the countries where we intend to sell the product. The nature and extent of this compliance may vary based on the health and other claims we make. Management is preparing to file import permits in Taiwan and the United State. We are currently in the earliest stage of seeking professional assistance in understanding the requirements and the application process for both Taiwan and the United States to determine all necessary steps required with each country’s FDA in order to properly disclose the ingredients, usage and other related disclosures regarding the product, to to obtain regulatory approval.

Intellectual Property

We do not believe that the ingredients contained in the nasal spray, the formulation of the nasal spray or the spray bottles have any protectable intellectual property, meaning there are no patents we can file on the process of producing the product, the product itself or the container or delivery system of the product. However, we intend to register one or more trademarks under our name for branding purposes.

Results of Operations

Three -Month Period Ended March 31, 2020 compared to the Three-Month Periods Ended March 31, 2019

Revenues

We did not generate any revenues during the three-month period ended March 31, 2020 and March 31, 2019. Our former operating subsidiary, GESPL, ceased operation in 2016.

Operating Expenses

We incurred total operating expenses of $81,796 and $77,518 for the three-month periods ended March 31, 2020 and 2019, respectively. Our operating expenses consist of professional fees, payroll expenses, rent and miscellaneous overhead, including bank charges, license and permits. The increase in operating expenses for the three-month period ended March 31, 2020 compared to the three-months ended March 31, 2019 was mainly due to an increase in our professional expenses.

Net Loss

As a result of the above, our net loss increased from $77,526 in the three-month period ended March 31, 2019 to $81,795 in the three-month period ended March 31, 2020.

Six-Month Period Ended March 31, 2020 compared to the Six-Month Period Ended March 31, 2019

Revenues

We did not generate any revenues during the six-month periods ended March 31, 2020 and 2019. Our former operating subsidiary, GESPL, ceased operation in 2016.

Operating Expenses

We incurred total operating expenses of $154,814 and $148,871 for the six-month periods ended March 31, 2020 and 2019, respectively. Our operating expenses consist of professional fees, payroll expenses, rent and miscellaneous overhead, including bank charges, license and permits. The increase in operating expenses for the six-month period ended March 31, 2020 compared to the six-month period ended March 31, 2019 was mainly due to an increase in our professional expenses.

Net Loss

As a result of the above, our net loss increased from $148,770 in the six-month period ended March 31, 2019 to $154,899 in the six-month period ended March 31, 2020.

Effect of the COVID-19 Pandemic on our Business

We have been affected by the COVID-19 pandemic to the extent that it was one of a number of contributing factors in our decision to change our plan of operations from restarting our enzyme products business to selling the nasal spray product, although that decision was largely made prior to the full impact of the COVID-19 pandemic. Our personnel are in Taiwan, which has been relatively less affected by the pandemic compared to many other countries in Asia, Europe and the United States. While our liquidity and capital resources are severely limited and present serious obstacles to our recommencing our enzyme products business, these limitations are unrelated to the pandemic and resulting global economic crisis.

Nonetheless, depending upon the extent and duration of the pandemic and the resulting global economic crisis, these conditions may have an adverse impact on our ability to raise capital and commence our nasal spray product business. Depending upon possible changes in consumer demand, shopping and spending habits as a result of the pandemic and the resulting global economic crisis, we may also face challenges of consumer acceptance when we start to market our nasal spray product.

Liquidity and Capital Resources

Working Capital

	March 31,	September 30,
	2020	2019
Current Assets	$3,427	$121,707
Current Liabilities	387,969	354,051
Working Capital Deficit	$(384,542)	$(232,344)

As of March 31, 2020, we had cash and cash equivalents of $3,427 and a working capital deficit of $384,542. In comparison, as of September 30, 2019, we had cash and cash equivalents of $121,657 and a working capital deficit of $232,344.

As of March 31, 2020, we had total assets of $3,427, compared with total assets of $121,707 at September 30, 2019. The decrease in total assets was primarily due to decrease in cash and cash equivalents.

We had $387,969 in total current liabilities as of March 31, 2020, consisting of $127,793 in accounts payable, $243,827 due to related parties, and $16,349 in accrued expenses. This is compared to total current liabilities of $354,051 as of September 30, 2019, which included $128,971 in accounts payable, $211,383 due to related parties and $13,697 in accrued expenses. The increase in due to related parties was primarily due to unpaid compensations to officers and directors.

We had a total stockholders’ deficiency of $384,542 and an accumulated deficit of $8,002,179 as of March 31, 2020. In comparison, we had a total stockholders’ deficiency of $232,344 and an accumulated deficit of $7,847,280 as of September 30, 2019

On April 24, 2020, our President and Chief Executive Officer, Jui Pin Lin, loaned us the principal amount of $25,000 (the “Loan”), primarily to pay certain expenses. The Loan bears simple interest at a rate of 1% per annum, and is payable as to both principal and interest on October 24, 2020 (the “Maturity Date”).

Mr. Lin, as the holder of the promissory note (the “Note”) evidencing the Loan, may, at his sole option, convert (a “Voluntary Conversion”) the outstanding principal and accrued and unpaid interested on the Note into shares of the common stock of the Company (“Common Stock”) at a rate of $0.0005 per share. Notwithstanding the holder’s right of Voluntary Conversion, the holder of the Note may not make such conversion unless and until the Company has a sufficient number of authorized and unissued shares of Common Stock to issue upon a Voluntary Conversion. At the present time, the Company does not have a sufficient number of authorized and unissued shares of its Common Stock to issue upon a Voluntary Conversion but expects to have a sufficient number of authorized and unissued shares of its Common Stock before the Maturity Date.

The Note also provides for events of default and remedies in such event, including without limitation interest at a rate equal to the lesser of 10% per annum or the maximum interest rate allowed under usury or other similar laws from the Maturity Date until the Note is paid in full. The Note also contains other terms and conditions typical for a transaction of this type. There is no commitment from Mr. Lin, or anyone else, to continue to fund our expenses.

Cash Flows

	Six months ended March 31, 2020	Six months ended March 31, 2019
Cash flows used in operating activities	$(118,230)	$(47,831)
Cash flows provided by investing activities	-	-
Cash flows provided by financing activities	-	-
Net increase (decrease) in cash during period	$(118,230)	$(47,831)

During the six-month period ended March 31, 2020, we used $118,230 of cash in operating activities which was attributable primarily to our net loss of $154,899 offset by the change in operating assets and liabilities of $36,669. In comparison, during the six-month period ended March 31, 2019, we used $47,831 of cash in operating activities which was attributable to our net loss of $148,770 and the change in operating assets and liabilities of $100,939.

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

Our ability to continue as a going concern is dependent upon our ability to successfully execute our business plan and generate profitable operations in the future, and, until and unless we achieve that, to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operation as and when they become due. Management intends to finance operating costs for the foreseeable future with the issuance of equity and/or debt. While we have received certain loans from our President and Chief Executive Officer, Jui Pin (John) Lin, there is no standing commitment from any person for any such capital and there can be no assurances that capital will be available to us on favorable terms, or at all. Our failure to obtain adequate funding would be detrimental to us and result in the inability to execute our plan of operations, or even having to cease operations completely.

To date, our capital requirements have primarily been funded by shareholders through the purchase of our Common Stock in private offerings. We currently estimate that we will need to raise additional capital of at least $200,000 to $300,000 to restart our enzyme products business over the next 12 months. We are exploring options of raising additional capital through issuing more Common Stock or other securities, including debt, convertible into Common Stock, subject to the requirement that we must increase the number of authorized and unissued shares of our Common Stock, effect a reverse stock split or recapitalization transaction or series of transactions, before engaging in certain further capital raising transactions.  If and when appropriate, we will also consider raising capital from strategic alliance partners, which will not only provide needed additional capital but also potentially provide additional market access through deepening ties with our strategic partners. There are no agreements, arrangements or understandings in place with respect to raising any additional capital from any person. There can be no assurance that we will be able to raise such capital when and as needed on terms that are favorable to us, or at all.

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

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. For the three- and six-month periods ended March 31, 2020 and 2019, no significant estimates and assumptions have been made in the condensed consolidated financial statements. The following are some of the critical accounting policies in relation to the preparation of the condensed consolidated financial statements. For a full summary of our critical accounting policies, please refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

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

For financial reporting purposes, the financial statements of our Singapore subsidiary, which are prepared using the Singapore Dollar, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7034 and 0.7236 as of March 31, 2020 and September 30, 2019, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7278 and 0.7325 average exchange rates were used to translate revenues and expenses for the six-month periods ended March 31, 2020 and 2019. Stockholders’ equity (deficiency) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficiency).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses in internal control over financial reporting identified above, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2020 based on the criteria set forth in “Internal Control—Integrated Framework” issued by COSO.

Due to the nature of the material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected. The material weaknesses identified above either individually or in aggregation did not result in any identified misstatements or errors in the Company’s condensed consolidated financial statements as of and for the three-month and six-month period ended March 31, 2020.

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

Changes in Internal Control

Other than any changes noted above, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

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

GENUFOOD ENERGY ENZYMES CORP.

Date: May 20, 2020	By:	/s/ JUI PIN LIN
Jui Pin Lin
President and Chief Executive Officer