Form 10-Q
period 2020-06-30
Genufood Energy Enzymes Corp.
filed 2020-08-19
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

Commission File Number 000-56112

GENUFOOD ENERGY ENZYMES CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

1108 S. Balwain Avenue, Suite 107

Arcadia, California 91007

(Address of principal executive offices, including zip code.)

(855) 707-2077

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 91,249,120 shares (adjusted for a 1-for-100 reverse stock split) as of August 13, 2020

GENUFOOD ENERGY ENZYMES CORP.

FORM 10-Q FOR THE THREE- AND NINE-MONTH PERIODS ENDED JUNE 30, 2020

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	1
	CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF JUNE 30, 2020 AND SEPTEMBER 30, 2019	1
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED JUNE 30, 2020 AND JUNE 30, 2019	2
	CONDENSED CONSOILDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED JUNE 30, 2020 AND JUNE 30, 2019	3
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE-MONTH PERIODS ENDED JUNE 30, 2020 AND JUNE 30, 2019	4
	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
ITEM 4.	CONTROLS AND PROCEDURES	22

	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	24
ITEM 1A.	RISK FACTORS	24
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	24
ITEM 4.	MINE SAFETY DISCLOSURES	24
ITEM 5.	OTHER INFORMATION	24
ITEM 6.	EXHIBITS	24

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(US$, except share data and per share data, or otherwise noted)

	As of June 30,	As of September 30,
	2020	2019
ASSETS	(Unaudited)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$23,552	$121,657
Other current assets	-	50
Total Current Assets	23,552	121,707
Total Assets	$23,552	$121,707

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$128,456	$128,971
Accrued expenses	32,089	13,697
Due to related parties	264,568	211,383
Notes payable to related parties	65,410	-
Total Current Liabilities	490,523	354,051

STOCKHOLDERS’ DEFICIENCY
Common stock; $0.001 par value; 10,000,000,000 shares authorized; 91,249,120 shares issued and outstanding as of June 30, 2020 and September 30, 2019	91,249	91,249
Additional paid-in capital	14,947,113	14,947,113
Discount on common stock	(7,241,581)	(7,241,581)
Shares to be issued	9,000	9,000
Accumulated other comprehensive loss	(190,039)	(190,845)
Accumulated deficit	(8,082,713)	(7,847,280)
Total Stockholders’ Deficiency	(466,971)	(232,344)

Total Liabilities and Stockholders’ Deficiency	$23,552	$121,707

See Accompanying Notes to Condensed Consolidated Financial Statements.

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(US$, except share data and per share data, or otherwise noted)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General & administrative expenses	80,229	72,501	235,043	221,372
Total operating expenses	80,229	72,501	235,043	221,372

LOSS FROM OPERATIONS	(80,229)	(72,501)	(235,043)	(221,372)

OTHER INCOME (EXPENSE)
Interest income	-	2	3	6
Interest expense	(236)	-	(236)	-
Foreign currency loss	(69)	(171)	(157)	(197)
Other non-operating income, net	-	-	-	123
Total other income (expense)	(305)	(169)	(390)	68

Loss before income taxes	(80,534)	(72,670)	(235,433)	(221,440)
Provision for income taxes	-	-	-	-

NET LOSS	$(80,534)	$(72,670)	$(235,433)	$(221,440)

OTHER COMPREHENSIVE LOSS

Foreign currency transaction adjustments	(1,895)	(125)	806	(1,115)
COMPREHENSIVE LOSS	$(82,429)	$(72,795)	$(234,627)	$(222,555)

BASIC & DILUTED LOSS PER SHARE	$ *	$ *	$ *	$ *

WEIGHTED AVERAGE NUMBER OF ORGINARY SHARES-BASIC & DILUTED	91,249,120	69,157,299	91,249,120	69,157,299

*	Less than $0.01 per share

See Accompanying Notes to Condensed Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOILDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(US$, except share data and per share data, or otherwise noted)

For the Three And Nine Months Ended June 30, 2020 And 2019

	Common Stock		Additional	Discount on	Shares		Accumulated Other	Total Stockholder’s
	Number of Shares	Amount	Paid-in- Capital	common stock	to be issued	Accumulated Deficit	Comprehensive Income (loss)	Equity (Deficit)
MARCH 31, 2020 (Unaudited) (Restated)	91,249,120	$91,249	$14,947,113	$(7,241,581)	$9,000	$(8,002,179)	$(188,144)	$(384,542)
Foreign Currency Translation adjustment							(1,895)	(1,895)
Net Loss						(80,534)		(80,534)
JUNE 30, 2020 (Unaudited)	91,249,120	$91,249	$14,947,113	$(7,241,581)	$9,000	$(8,082,713)	$(190,039)	$(466,971)

	Common Stock		Additional	Discount on	Shares		Accumulated Other	Total Stockholder’s
	Number of Shares	Amount	Paid-in- Capital	common stock	to be issued	Accumulated Deficit	Comprehensive Income (loss)	Equity (Deficit)
MARCH 31, 2019 (Unaudited)	69,157,299	$69,157	$11,869,033	$(4,311,995)	$-	$(7,692,474)	$(192,846)	$(259,125)
Foreign Currency Translation adjustment							(125)	(125)
Net Loss						(72,670)		(72,670)
JUNE 30, 2019 (Unaudited)	69,157,299	$69,157	$11,869,033	$(4,311,995)	$-	$(7,765,144)	$(192,971)	$(331,920)

	Common Stock		Additional	Discount on	Shares		Accumulated Other	Total Stockholder’s
	Number of Shares	Amount	Paid-in- Capital	common stock	to be issued	Accumulated Deficit	Comprehensive Income (loss)	Equity (Deficit)
BALANCE AT SEPTEMBER 30, 2019	91,249,120	$91,249	$14,947,113	$(7,241,581)	$9,000	$(7,847,280)	$(190,845)	$(232,344)
Foreign Currency Translation adjustment							806	806
Net Loss						(235,433)		(235,433)
JUNE 30, 2020 (Unaudited)	91,249,120	$91,249	$14,947,113	$(7,241,581)	$9,000	$(8,082,713)	$(190,039)	$(466,971)

	Common Stock		Additional	Discount on	Shares		Accumulated Other	Total Stockholder’s
	Number of Shares	Amount	Paid-in- Capital	common stock	to be issued	Accumulated Deficit	Comprehensive Income (loss)	Equity (Deficit)
BALANCE AT SEPTEMBER 30, 2018	69,157,299	$69,157	$11,869,033	$(4,311,995)	$-	$(7,543,704)	$(191,856)	$(109,365)
Foreign Currency Translation adjustment							(1,115)	(1,115)
Net Loss						(221,440)		(221,440)
JUNE 30, 2019 (Unaudited)	69,157,299	$69,157	$11,869,033	$(4,311,995)	$-	$(7,765,144)	$(192,971)	$(331,920)

See Accompanying Notes to Condensed Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$, except share data and per share data, or otherwise noted)

	For the Nine Month Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(235,433)	$(221,439)
Adjustments to reconcile net loss to net cash used in operating activities
Change in operating assets and liabilities
Prepayment	-	9,899
Other current assets	50	-
Security deposit assets	-	1,190
Accounts payable	(236)	1,953
Accrued expenses	18,395	11,519
Due to related parties	53,709	51,300
Other liability	-	204,586
Net cash provided by ( used in) operating activities	(163,515)	59,008

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	65,410	-
Net cash provided by financing activities	65,410	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(98,105)	59,008

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	121,657	131,720

CASH AND CASH EQUIVALENTS - END OF PERIOD	$23,552	$190,728

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Genufood Energy Enzymes Corp., USA (the “Company” or “GEEC”) was incorporated under the laws of the State of Nevada on June 21, 2010. The Company is a start-up company that intends to be engaged in the business of promoting, marketing, distributing and exporting sea water nasal spray for human consumption in Taiwan and USA. The Company plans to set up a subsidiary in Taiwan and explore this market once the relevant approval and permits about its nasal spray products are obtained from Taiwan health authorities. The Company’s strategy is to market its nasal spray product in both Taiwan and the United States through online (e.g. Internet-based platforms) and/or offline channels (e.g. both retail and wholesale outlets).

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

Principle of Consolidation

The condensed consolidated financial statements include the accounts of GEEC and its wholly-owned subsidiary GESPL. All significant inter-company accounts and transactions have been eliminated in consolidation. The other wholly-owned subsidiary of the Company did not have accounting activities during the nine-month periods ended June 30, 2020 and 2019.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  For the nine-month periods ended June 30, 2020 and 2019, no significant estimates and assumptions have been made in the condensed interim consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. As of June 30, 2020 and September 30, 2019, the Company did not have cash equivalents. The Company’s cash was denominated in United States Dollars (“USD”) or Taiwan Dollars (“TWD”) and was placed with banks in the United States of America and Taiwan.

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

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable and accrued expenses, due to related parties, and notes payable. The carrying amounts of such financial instruments in the accompanying condensed consolidated balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Foreign Currency Translation and Transactions

The reporting and functional currency of GEEC is the USD. The functional currency of GESPL, a wholly owned subsidiary of GEEC, is the Singapore Dollar (“SGD”).

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7176 and 0.7236 as of June 30, 2020 and September 30, 2019, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7212 and 0.7328 average exchange rates were used to translate revenues and expenses for the nine-month periods ended June 30, 2020 and 2019, respectively. Stockholders’ equity (deficiency) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficiency).

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. There were no potential dilutive debt or equity instruments issued and outstanding at any time during the nine-month periods ended June 30, 2020 and 2019.

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

No stock based compensation was issued or outstanding during the nine-month periods ended June 30, 2020 and 2019.

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

There were no current and deferred income tax provision recorded for the nine-month periods ended June 30, 2020 and 2019 since the Company is in developing stage and did not generate any revenues in the two fiscal periods.

Recent Accounting Pronouncements

The Company has reviewed the following recent accounting pronouncements and concluded that they were either not applicable or had no impact to the Company’s condensed consolidated financial statements:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will evaluate the impact of the new standards in the fiscal year when it becomes effective.

In March 2020, The FASB issued Accounting Standards Update No. 2020-03, Codification Improvements to Financial Instruments. There are seven issues addressed in this update. Issues 1 through 5 were clarifications and codifications of previous updates. Issue 3 relates only to depository and lending institutions and therefore would not be applicable to the Company. Issue 6 was a clarification on determining the contractual term of a net investment in a lease for purposes of measuring expected credit losses, an issue not applicable to the Company. Issue 7 relates to the regaining control of financial assets sold and the recordation of an allowance for credit losses. The amendment related to issues 1, 2, 4 and 5 become effective immediately upon adoption of the update. Issue 3 becomes effective for fiscal years beginning after December 15, 2019. Issues 6 and 7 become effective on varying dates that relate to the dates of adoption other updates. Management’s initial analysis is that it does not believe the new guidance will substantially impact the Company’s financial statements.

NOTE 3 – RESTATEMENT

On September 30, 2019 the Company entered into a settlement agreement with Jui Pin (John) Lin, to issue an additional 27,000,000 shares (adjusted for the 1-for-100 reverse stock split) that the Company should have issued to him in April 2017 at the time he made an investment in the Company’s common stock. Of this amount, the Company issued 18,000,000 shares (adjusted for the 1-for-100 reverse stock split) and will issue the remaining 9,000,000 shares (adjusted for the 1-for-100 reverse stock split) now that the reverse stock split has been completed. The Company did not record par value of shares issued of $1,800,000 prior to the reverse stock split against discount on common stock. The Company reclassified this amount as of September 30, 2019 to correct the error. Mr. Lin is the Company’s current President and Chief Executive Officer.

NOTE 4 – GOING CONCERN

As of June 30, 2020 and September 30, 2019, the Company had an accumulated deficit of $8,082,713 and $7,847,280, respectively. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of common stock. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The Company intends to pursue additional financing to enable it to implement the Company’s business plan. Management believes that these actions, if successful, will allow the Company to continue its operations through the next 12 months. However, there are no commitments in place for such financing currently.

NOTE 5 – STOCKHOLDERS’ DEFICIENCY

The Company is authorized under its articles of incorporation, as amended, to issue 10,000,000,000 shares of Common Stock par value $0.001 per share.

Issuance of Common Stock

During the nine-month periods ended June 30, 2020 and 2019, the Company did not issue any common stock.

Disputed Shares

Pursuant to the Natfresh Exchange Agreement on August 19, 2014, among the shares issued by GEEC to all Natfresh shareholders were 5,464,606 shares of GEEC Common Stock (adjusted for the 1-for-100 reverse stock split of the Company’s Common Stock), constituting the Disputed Shares, which were issued by Oliver Lin’s management to Group B. The Company’s current management believes that the Disputed Shares should have been issued to Group A, since Group A, rather than Group B, had paid for the shares in question in the Natfresh Offering. However, the Company’s current management believes also that all shares of Natfresh common stock, including the Disputed Shares, were fully paid at the time of the Natfresh Offering and, therefore, all such shares, including the Disputed Shares, that were issued pursuant to the Natfresh Exchange Agreement were fully paid at the time of their issuance.

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

Certain Effects of the Reverse Stock Split

The 1-for-100 reverse stock split decreased the number of outstanding shares of the Company’s common stock by a factor of 100, subject to rounding of shares. The reverse stock split did not affect any stockholder’s proportionate equity interest in the Company. The par value of the Company’s common stock remains at $0.001 per share following the reverse stock split and the number of shares of the Company’s common stock was proportionally reduced. As a consequence, the aggregate par value of the Company’s outstanding common stock was reduced, while the aggregate capital in excess of par value attributable to the Company’s outstanding common stock for statutory and accounting purpose was correspondingly increased. Total stockholder equity was not affected. All shares and per share information has been retroactively adjusted following the effective date of the reverse stock split to reflect the reverse stock split for all periods presented in future filings. After the effectiveness of reverse stock split, the Company’s outstanding shares of common stock are 91,249,120, giving effect to fractions of shares, which were rounded up as a result of the reverse stock split. Please refer to Note 11, ”Subsequent Events”, for additional information.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Parties

Name of related parties	Relationship with the Company
Yi Lung (Oliver) Lin	Principal shareholder
Jui Pin (John) Lin	Principal shareholder, President and CEO
Shao-Cheng (Will) Wang	CFO
Kuang Ming (James) Tsai	Director
Ching Ming (James) Hsu	Director
Yi Ling (Betty) Chen	Former director
Access Management Consulting and Marketing Pte Ltd. (“AMCM”)	Company controlled by Oliver Lin

Due to related party balance

The Company’s related party balances are as follows:

	June 30, 2020	September 30, 2019
AMCM	$62,359	$62,883
James Tsai	71,500	52,000
Betty Chen	70,000	58,000
James Hsu	42,700	38,500
Jui Pin (John) Lin	12,000	-
Shao-Cheng (Will) Wang	6,009	-
Total	$264,568	$211,383

The balances due to AMCM were carried forward from previous year and related to sharing of office space in Singapore. The balances due to AMCM changed from $62,883 to $62,359, primarily due to currency translation.

The balances due to James Tsai, Betty Chen, James Hsu, Jui Pin (John) Lin, and Shao-Cheng (Will) Wang were related to unpaid compensation due to these officers and directors. Increase in balances due to James Hsu, Jui Pin Lin, and Shao-Cheng Wang were compensation for the nine-month periods ended June 30, 2020.

The related party balances are unsecured, interest-free and due on demand.

NOTE 7 – NOTES PAYABLE – RELATED PARTY

In April and May 2020, the Company’s President and Chief Executive Officer, Jui Pin Lin, made loans to the Company primarily to pay the Company’s expenses. The promissory notes the Company issued to evidence these loans are due as to both principal and simple interest in six months from their respective issuance dates. Mr. Lin may, at his sole option, convert the then outstanding principal and accrued and unpaid interest on the notes into shares of the common stock of the Company at a rate of $0.05 per share.

Note date	Amount	Interest rate (per annum)	Maturity date
April 24, 2020	$25,000	1%	October 24, 2020
May 18, 2020	$40,410	4%	November 18, 2020

Interest expense incurred from the note for the nine months ended June 30, 2020 amounted to $236.

NOTE 8 – STOCK-BASED COMPENSATION

The Company’s Board of Directors has previously authorized unpaid officer salaries and director fees to be settled, at the option of the individual, by conversion of such amounts into shares of the Company’s common stock at a price of $0.05 per share. As a result, $19,500, $12,000, and $4,200 may be converted into 390,000, 240,000, and 84,000 shares, respectively, as compensation for services performed for the nine-month period ended June 30, 2020 by Kuang Ming Tsai, Yi Ling Chen and Ching Ming Hsu, respectively. Accrued and unpaid compensation for the Company’s current President and Chief Executive Officer, Jui Pin Lin, and Chief Financial Officer, Shao-Cheng Wang, amounted to $12,000 and $6,009, respectively, which may be converted into 240,000 and 120,185 shares, respectively. The expenses have been reflected in the accompanying condensed consolidated financial statements. The share conversions referred to in this Note 8 have taken into the effect of the 1-for-100 reverse stock split.

NOTE 9 – INCOME TAXES

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

NOTE 10 – COMMITMENTS AND CONTIGINCIES

Operating lease commitments

The Company terminated its virtual office agreement in Los Angeles, California and has established a new virtual office in Arcadia, California. The new arrangement is on a month-to-month basis at a cost of $200 per month. As of June 30, 2020, the Company has no material commitments under operating leases.

NOTE 11 – SUBSEQUENT EVENTS

Reverse Stock Split

On June 23, 2020, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-100 on the effective date of July 6, 2020 (the “Reverse Stock Split”). The Reverse Stock Split became effective with the Secretary of State of the State of Nevada at 9:00 a.m. on July 6, 2020 (the “Effective Date”), and on July 23, 2020 with the Financial Industry Regulatory Authority and in the marketplace.

The aggregate par value of the outstanding Common Stock was reduced, while the aggregate capital in excess of par value attributable to the outstanding Common Stock for statutory and accounting purposes was correspondingly increased. The Reverse Stock Split will not affect the Company’s total stockholders’ equity. All share and per share information will be retroactively adjusted following the Effective Date to reflect the Reverse Stock Split for all periods presented in future filings.

On the Effective Date, the total number of shares of the Company’s Common Stock held by each shareholder were converted automatically into the number of whole shares of Common Stock equal to (i) the number of issued and outstanding shares of Common Stock held by such shareholder immediately prior to the Reverse Stock Split, divided by (ii) 100.

No fractional shares were issued in connection with the Reverse Stock Split, and no cash or other consideration was be paid. Instead, the Company issued one whole share of the post-Reverse Stock Split Common Stock to any shareholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. The Company is currently authorized to issue 10,000,000,000 shares of Common Stock. As a result of the Reverse Stock Split, the total number of authorized shares did not change. Unless expressly stated in this report, no amounts presented herein have been adjusted to reflect the Reverse Stock Split, since it became effective after the end of the quarter ended June 30, 2020.

The Reverse Stock Split did not have any effect on the stated par value of the Company’s Common Stock. The rights and privileges of the holders of shares of Common Stock will be unaffected by the Reverse Stock Split. All options, warrants and convertible securities of the Company outstanding immediately prior to the Reverse Stock Split will be appropriately adjusted by dividing the number of shares of Common Stock into which the options, warrants and convertible securities are exercisable or convertible by 100 and multiplying the exercise or conversion price thereof by 100.

July 2020 Loan

On July 3, 2020, the Company’s President and Chief Executive Officer, Jui Pin Lin, loaned the Company the principal amount of $20,000 (the “July 2020 Loan”), primarily to pay the Company’s expenses. The July 2020 Loan bears simple interest at a rate of 4% per annum, and is payable as to both principal and interest on January 3, 2021 (the “Maturity Date”).

Mr. Lin, as the holder of the promissory note (the “July 2020 Note”) evidencing the July 2020 Loan, may, at his sole option, convert (a “Voluntary Conversion”) the outstanding principal and accrued and unpaid interested on the July 2020 Note into shares of the Company’s Common Stock at a rate of $0.05 per share.

The July 2020 Note also provides for events of default and remedies in such event, including without limitation interest at a rate equal to the lesser of 10% per annum or the maximum interest rate allowed under usury or other similar laws from the Maturity Date until the July 2020 Note is paid in full. The July 2020 Note also contains other terms and conditions typical for a transaction of this type.

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

A 1-for-100 reverse stock split (the “Reverse Stock Split”) of our common stock (the “Common Stock”) became effective with the State of Nevada on July 6, 2020 (the “Effective Date”). Unless expressly stated herein, none of the number of our issued and outstanding shares of Common Stock presented in this report has been adjusted to reflect the Reverse Stock Split, since the Effective Date was after the end of the quarter ended June 30, 2020.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

●	risks related to our ability to commence a new nasal spray product business, including without limitation the ability to receive regulatory approval in all geographic markets where we intend to distribute and sell our product;

●	risks related to our ability to pursue an alternate business strategy in combination with, or instead of, commencing a new nasal spray product business;

●	our ability to purchase the raw materials, if any, needed to manufacture our product;

●	our ability to market successfully our product, including consumer acceptance of our product given the limited claims we intend to make about its healthful effects and significant competition with other similar products;

●	industry-wide market factors and regulatory and other developments affecting our operations;

●	our ability to obtain adequate funding to commence a new nasal spray product business or pursue an alternate business strategy in combination with, or instead of, commencing our new nasal spray product business;

●	certain disputes with previous management of our company, which disputes, among other things, affect amounts claimed by one party against the other;

●	our ability to fund litigation or other dispute resolution processes in the United States and/or other countries to prosecute or defend various disputes, including disputes with previous management;

●	general economic uncertainty, whether as a result of the COVID-19 pandemic or otherwise;

●	delays in our ability to obtain any necessary business licenses and permits, and commence business operations, whether as a result of the COVID-19 pandemic or otherwise;

●	current and longer-term economic and other impacts of the COVID-19 pandemic on our operations, results of operations and financial condition, including without limitation changes in consumer shopping and spending patterns for non-essential products, resulting from the economic crisis caused by lockdown, shelter-in-place, stay-at-home or similar orders instituted as a result of the pandemic, or otherwise.

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

As previously reported, we had planned to import enzyme supplements from the United States for sale in Taiwan. The process of applying for a supplement import license from Taiwan’s Ministry of Economic Affairs and the Taiwan Food and Drug Administration (“FDA”) usually takes approximately more than one year. Due to the COVID-19 pandemic, all non COVID-19 related matters have been delayed or are taking longer than usual in Taiwan since late-January 2020. For various reasons, including the fact that without a reasonably foreseeable end of the pandemic and Taiwan government resources being shifted to dealing with the pandemic, our current management, which took office in March 2020, decided to abandon the plan to restart our enzyme products business.

Plan of Operations

The following plan of operations is tentative and subject to change, including but not limited to delays we are facing, and expect to continue to face, dealing with governmental agencies and other regulators as a result of reduced operations resulting from the COVID-19 pandemic. Management and the Board of Directors may amend or abandon at any time our new plan of operations, which itself in its earliest phase.

Nasal Spray Product

Management is in the preliminary stage of developing a new business plan to sell and distribute Physiological Sea Water and Nasal Spray in Taiwan and the United States. The nasal spray is a composition of isotonic PH of crystals of sea water diluted in purified water and aerosol cans. The nasal spray is market ready and similar products are currently being sold in China.

Saline nasal sprays can be used to moisturize dry sinus cavities and help remove debris or pollens from the nose. The nasal spray is comprised of water and salt or sodium. It is less expensive than other options and be easily applied at home. We believe that Physiological Sea Water Nasal Spray may provide certain relief from common nasal congestion, flush out irritants, and moisturize dry nasal passages related to allergies, colds, flu and sinusitis. However, the nasal spray is not a medical treatment for any health condition or illness, including without limitation allergies, colds, flu and sinusitis, and will not be labeled as having a therapeutic purpose.

Preliminarily, we estimate that we will need approximately $500,000 to fund our new plan of operations over the next 12 months, including without limitation permit applications with the national FDA in each country where we intend to sell our product, manufacturing costs, marketing expenses and advertising costs. We do not have such funds available and there is no commitment to fund such amount, or any amount, that we need to meet our expenses and pursue our new plan of operations.

Manufacturing

We currently do not have our own production plant to make the nasal spray. We intend to outsource the production of the nasal spray to third party manufacturers, using our label for branding purposes.

We have identified a manufacturer in Shanghai, China to produce the nasal spray for us. Because manufacture of the nasal spray does not involve complex processes, we believe that we will be able to find additional manufacturers if and when necessary or alternative manufacturers if the identified manufacturer in Shanghai is not available. Because the ingredients contained in the nasal spray are not scarce, we do not believe that we will be subject to scarcity of raw materials or that these raw materials will be subject to inflationary pressures.

We estimate that we may spend up to approximately $300,000 for equipment and up to approximately $100,000 for various manufacturing costs, in order to commence the nasal spray business.

Marketing

We plan to distribute the nasal spray through online sales platform and distributors in Taiwan to sell our product in retail stores. Subject to FDA approval in the United States, we also plan to market the product to wholesalers in the United States. We will explore the market and sales channels beginning in this pre-operational period. We are still developing a more detailed marketing timeline for the nasal spray.

We also intend to establish wholesale distribution channels through distributors of health care products.  Another sales channel for us to pursue is through third-party online retailing.  Our goal is for the product to be sold through wholesale channels to national chain stores as well as online sales platform. We currently do not plan to have the nasal spray sold through our website.

We estimate that we may spend expect to spend up to approximately $100,000 various operational expenses, including marketing costs, which may include sampling giveaway/testing, on-line marketing and printed marketing materials.

Competition

The Physiological Sea Water Nasal Spray, and comparable products to the one we intend to manufacture and market, have an extremely low barrier to entry. Products similar to the nasal spray we intend to manufacture and market are currently being widely sold in the market under many different trade names. Therefore, we will face intense competition in the marketing of the product with many companies, a number of which have been in business much longer than we have and have substantially greater financial and other resources than we have.

Regulation

Our nasal spray will require certain regulatory compliance, including FDA approval, in each of the countries where we intend to sell the nasal spray. We are currently in the earliest stage of seeking professional assistance in understanding the requirements and the application process for both Taiwan and the United States to determine all necessary steps required with each country’s FDA in order to properly disclose the ingredients, usage and other related disclosures regarding the product, to obtain regulatory approval.

The nature and extent of regulatory compliance may vary based on the specific claims we make. Management intends to file import permits in Taiwan and the United States, although the process has been delayed due to a shortage of funds and the continuing effects on business and government of the COVID-19 pandemic.

Intellectual Property

We do not believe that the ingredients contained in the nasal spray, the formulation of the nasal spray or the spray bottles, have any protectable intellectual property, meaning there are no patents we can file on the process of producing the product, the product itself or the container or delivery system of the product. However, we intend to register one or more trademarks under our name for branding purposes.

Results of Operations

Three -Month Period Ended June 30, 2020 compared to the Three-Month Period Ended June 30, 2019

Revenues

We did not generate any revenues during the three-month period ended June 30, 2020 and 2019. Our former operating subsidiary, GESPL, ceased operation in 2016.

Operating Expenses

We incurred total operating expenses of $80,229 and $72,501 for the three-month periods ended June 30, 2020 and 2019, respectively. Our operating expenses consist of professional fees, payroll expenses, rent and miscellaneous overhead, including bank charges, license and permits. The increase in operating expenses for the three-month period ended June 30, 2020 compared to the same period ended in 2019 was primarily due to increase in officers’ compensation for our new officers, who took office in April 2020.

Net Loss

As a result of the above, our net loss increased from $72,670 in the three-month period ended June 30, 2019 to $80,534 in the same period ended in 2020.

Nine-Month Period Ended June 30, 2020 compared to the Nine-Month Period Ended June 30, 2019

Revenues

We did not generate any revenues during the nine-month periods ended June 30, 2020 and 2019. Our former operating subsidiary, GESPL, ceased operation in 2016.

Operating Expenses

We incurred total operating expenses of $235,043 and $221,372 for the nine-month periods ended June 30, 2020 and 2019, respectively. Our operating expenses consist of professional fees, payroll expenses, rent and miscellaneous overhead, including bank charges, license and permits. The increase in operating expenses for the nine-month period ended June 30, 2020 compared to the nine-month period ended June 30, 2019 was primarily due to increase in officers’ compensation for our new officers, who took office in March 2020.

Net Loss

As a result of the above, our net loss increased from $221,440 in the nine-month period ended June 30, 2019 to $235,433 in the nine-month period ended June 30, 2020.

Effect of the COVID-19 Pandemic on our Business

We have been affected by the COVID-19 pandemic to the extent that it was one of a number of contributing factors in our decision to change our plan of operations from restarting our enzyme products business to selling the nasal spray product, although that decision was largely made prior to the full impact of the COVID-19 pandemic. Our personnel are in Taiwan, which has been relatively less affected by the pandemic compared to many other countries in Asia, Europe and the United States. Nonetheless, we expect to experience delays, in obtaining business licenses and permits, and any other governmental approvals that may be required, since government offices are continuing to work with reduced staff during the pandemic.

While our liquidity and capital resources are severely limited and present serious obstacles to starting our nasal spray business, these limitations are unrelated to the pandemic and resulting global economic crisis.

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

Liquidity and Capital Resources

Working Capital

	June 30,	September 30,
	2020	2019
Current Assets	$23,552	$121,707
Current Liabilities	490,523	354,051
Working Capital Deficit	$(466,971)	$(232,344)

As of June 30, 2020, we had cash and cash equivalents of $23,552 and a working capital deficit of $466,971. In comparison, as of September 30, 2019, we had cash and cash equivalents of $121,657 and a working capital deficit of $232,344.

As of June 30, 2020, we had total assets of $23,552, compared with total assets of $121,707 at September 30, 2019. The decrease in total assets was primarily due to decrease in cash and cash equivalents.

We had $490,523 in total current liabilities as of June 30, 2020, consisting of $128,456 in accounts payable, $264,568 due to related parties, $65,410 in notes payable – related party, and $32,089 in accrued expenses. This is compared to total current liabilities of $354,051 as of September 30, 2019, which included $128,971 in accounts payable, $211,383 due to related parties and $13,697 in accrued expenses. The increase in due to related parties was primarily due to unpaid compensation to officers and directors.

We had a total stockholders’ deficiency of $466,971 and an accumulated deficit of $8,082,713 as of June 30, 2020. In comparison, we had a total stockholders’ deficiency of $232,344 and an accumulated deficit of $7,847,280 as of September 30, 2019

During the quarter ended June 30, 2020, our President and Chief Executive Officer, Jui Pin Lin, loaned us the aggregate principal amount of $65,410, primarily to pay our expenses. On April 24, 2020, Mr. Lin loaned us the principal amount of $25,000 (the “April 2020 Loan”). The April 2020 Loan bears simple interest at a rate of 1% per annum and is payable as to both principal and interest on October 24, 2020 (the “April 2020 Loan Maturity Date”). On May 18, 2020, Mr. Lin loaned us the additional principal amount of $40,410 (the “May 2020 Loan”). The May 2020 Loan bears simple interest at a rate of 4% per annum and is payable as to both principal and interest on November 18, 2020 (the “May 2020 Loan Maturity Date”).

Following the end of the third quarter, on July 3, 2020, Mr. Lin loaned us the additional principal amount of $20,000 (the “July 2020 Loan”), primarily to pay the Company’s expenses. The July 2020 Loan bears simple interest at a rate of 4% per annum and is payable as to both principal and interest on January 3, 2021 (the “July 2020 Loan Maturity Date”).

Mr. Lin, as the holder of the promissory notes evidencing the April 2020 Loan, the May 2020 Loan and the July 2020 Loan (collectively, the “Notes”), may, at his sole option, convert (a “Voluntary Conversion”) the outstanding principal and accrued and unpaid interested on the Notes into shares of our Common Stock at a rate of $0.05 per share.

The Notes also provide for events of default and remedies in such event, including without limitation interest at a rate equal to the lesser of 10% per annum or the maximum interest rate allowed under usury or other similar laws from the respective maturity date of the April 2020 Loan, the May 2020 Loan and the July 2020 Loan until the related Note is paid in full. The Notes also contain other terms and conditions typical for a transaction of this type. There is no commitment from Mr. Lin, or anyone else, to continue to fund our expenses.

Reverse Stock Split

On June 23, 2020, our Board of Directors approved the Reverse Stock Split of our Common Stock, at a ratio of 1-for-100, as of the Effective Date. The Effective Date of the Reverse Stock Split with the Secretary of State of the State of Nevada was 9:00 a.m. on July 6, 2020 and July 23, 2020 with the Financial Industry Regulatory Authority and in the marketplace.

On the Effective Date, the total number of shares of our Common Stock held by each shareholder was converted automatically into the number of whole shares of Common Stock equal to (i) the number of issued and outstanding shares of Common Stock held by such shareholder immediately prior to the Reverse Stock Split, divided by (ii) 100.

No fractional shares were issued in connection with the Reverse Stock Split, and no cash or other consideration was be paid. Instead, we issued one whole share of the post-Reverse Stock Split Common Stock to any shareholder who otherwise would have received a fractional share as a result of the Reverse Stock Split.

We are authorized to issue 10,000,000,000 shares of Common Stock and that number did not change as a result of the Reverse Stock Split. As a result of the Reverse Stock Split, there are 91,249,120 shares of our Common Stock outstanding as of August 13, 2020. Unless expressly stated in this report, no amounts presented in this report have been adjusted to reflect the Reverse Stock Split, since it became effective after the end of the quarter ended June 30, 2020.

The Reverse Stock Split did not have any effect on the stated par value of our Common Stock. The rights and privileges of the holders of shares of Common Stock are unaffected by the Reverse Stock Split. All of our options, warrants and convertible securities outstanding immediately prior to the Reverse Stock Split will be appropriately adjusted by dividing the number of shares of Common Stock into which the options, warrants and convertible securities are exercisable or convertible by 100 and multiplying the exercise or conversion price thereof by 100.

Cash Flows

	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Cash flows (used in) provided by operating activities	$(163,515)	$59,008
Cash flows provided by investing activities	-	-
Cash flows provided by financing activities	65,410	-
Net increase (decrease) in cash during period	$(98,105)	$59,008

During the nine-month period ended June 30, 2020, we used $163,515 of cash in operating activities which was attributable primarily to our net loss of $235,433 offset by the change in operating assets and liabilities of $71,918. In comparison, during the nine-month period ended June 30, 2019, we received $59,008 of cash in operating activities which was attributable to our net loss of $221,439 and the change in operating assets and liabilities of $280,447.

With respect to our investing activities, we had no cash activity in either period presented and we do not anticipate any significant capital expenditures in the near future as such items are not required by us at this time.

During the nine-month period ended June 30, 2020, we received $65,410 from notes payable – related party. Our President and Chief Executive Officer, Jui Pin Lin, loaned us the aggregate principal amount of $65,410, primarily to pay our expenses. The April 2020 Loan is in the principal amount of $25,000, bears simple interest at a rate of 1% per annum and is payable as to both principal and interest on the April 2020 Loan Maturity Date. The May 2020 Loan is in the principal amount of $40,410, bears simple interest at a rate of 4% per annum and is payable as to both principal and interest on the May 2020 Loan Maturity Date. With respect to our financing activities, we had no cash activity in either period presented.

There is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our expenses as they become due. We do not anticipate any significant additional revenue until and unless we begin to execute on our plan of operations involving the start of our new nasal spray business. There is no assurance that we will ever reach that stage. The condensed consolidated financial statements presented herein do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to successfully execute our business plan and generate profitable operations in the future, and, until and unless we achieve that, to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operation as and when they become due. Management intends to finance operating costs for the foreseeable future with the issuance of equity and/or debt. While we have received certain loans from our President and Chief Executive Officer, Jui Pin (John) Lin, there is no standing commitment from Mr. Lin, or any person, for any such capital and there can be no assurances that capital will be available to us on favorable terms, or at all. Our failure to obtain adequate funding would be detrimental to us and result in the inability to execute our plan of operations, or even having to cease operations completely.

To date, our capital requirements have primarily been funded by shareholders through the purchase of our Common Stock in private offerings. We currently estimate that we will need to raise additional capital of approximately $500,000 to start our new nasal spray business over the next 12 months. We are exploring options of raising additional capital through issuing more Common Stock or other securities, including debt, convertible into Common Stock  If and when appropriate, we will also consider raising capital from strategic alliance partners, which will not only provide needed additional capital but also potentially provide additional market access through deepening ties with our strategic partners. There are no agreements, arrangements or understandings in place with respect to raising any additional capital from any person. There can be no assurance that we will be able to raise such capital when and as needed on terms that are favorable to us, or at all.

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

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. For the three- and nine-month periods ended June 30, 2020 and 2019, no significant estimates and assumptions have been made in the condensed consolidated financial statements. The following are some of the critical accounting policies in relation to the preparation of the condensed consolidated financial statements. For a full summary of our critical accounting policies, please refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

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

For financial reporting purposes, the financial statements of our Singapore subsidiary, which are prepared using the Singapore Dollar, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7176 and 0.7236 as of June 30, 2020 and September 30, 2019, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7212 and 0.7328 average exchange rates were used to translate revenues and expenses for the nine-month periods ended June 30, 2020 and 2019. Stockholders’ equity (deficiency) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficiency).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses in internal control over financial reporting identified above, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2020 based on the criteria set forth in “Internal Control—Integrated Framework” issued by COSO.

Due to the nature of the material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected. The material weaknesses identified above either individually or in aggregation did not result in any identified misstatements or errors in the Company’s condensed consolidated financial statements as of and for the three-month and nine-month period ended June 30, 2020.

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

GENUFOOD ENERGY ENZYMES CORP.

Date: August 19, 2020	By:	/s/ JUI PIN LIN
Jui Pin Lin
President and Chief Executive Officer