Form 10-K
period 2020-09-30
Genufood Energy Enzymes Corp.
filed 2021-01-13
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number 000-56112

GENUFOOD ENERGY ENZYMES CORP.

(Exact name of registrant as specified in its charter)

Nevada	68-0681158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1108 S. Baldwin Avenue, Suite 107

Arcadia, California 91007

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (855) 707-2077

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

As of January 11, 2021, there were 211,083,120 shares, $0.001 par value per share, of the registrant’s common stock outstanding. No market value has been computed based upon the fact that no active trading market had been established as of September 30, 2020.

GENUFOOD ENERGY ENZYMES CORP.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2020

i

GENERAL NOTE

Throughout this report, we refer to our business from the period from inception (June 21, 2010) through approximately mid- to late-2016, as our “historic period”, the business conducted during the historic period as our “original business” and the management of our company during the historic period as “previous management” or “Oliver Lin’s management”.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

●	risks related to our ability to meet our financial obligations in the agreement for us to make certain investments over time in Hukui Biotechnology Corporation (“Hukui”) ;

●	risks related to our ability to identify, pursue and commence a reverse merger and/or a possible operating business in combination with our investment in Hukui;

●	our ability to obtain adequate funding to commence a possible operating business and meet our operating expenses on a current basis;

●	general economic uncertainty, whether as a result of the COVID-19 pandemic or otherwise;

●	delays in our ability to obtain any necessary business licenses and permits, and commence business operations, whether as a result of the COVID-19 pandemic or otherwise; and

●	current and longer-term economic and other impacts of the COVID-19 pandemic on our operations, results of operations and financial condition, including without limitation changes in consumer spending patterns for non-essential products, resulting from the economic crisis caused by lockdown, shelter-in-place, stay-at-home or similar orders instituted as a result of the pandemic, or otherwise.

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

Recent Developments

In 2019 and through early 2020, as previously reported, we had planned to import enzyme supplements from the United States for sale in Taiwan. However, due to the COVID-19 pandemic, all non COVID-19 related matters, including obtaining an import license from Taiwan’s Ministry of Economic Affairs and the Taiwan Food and Drug Administration (“FDA”), have been delayed or are taking longer than usual in Taiwan since late-January 2020. For various reasons, including the fact that without a reasonably foreseeable end of the pandemic and Taiwan government resources being shifted to dealing with the pandemic, our current management, which took office in March 2020, we decided to abandon the plan to restart our enzyme products business.

In May 2020, we announced that we were in the preliminary stage of developing a new business plan to sell and distribute physiological sea water and nasal spray in Taiwan and the United States. However, after exploring this possible business as a result of several factors, including but not limited to difficulties in commencing a new business during the ongoing COVID-19 pandemic, in September 2020 we announced that we will not pursue the nasal spray business.

Hukui Investment

While we consider our future plans for a possible business combination and/or an operating business that we would pursue on our own, in late September 2020, we announced that Hukui and we had entered into a Series C Preferred Shares Subscription Agreement dated September 23, 2020 (the “Hukui Agreement”), pursuant to which we have agreed to purchase an aggregate 200,000 shares of Hukui’s Series C Preferred Stock (“Series C Preferred Shares”) at $10.00 per share, for an aggregate investment of $2,000,000.

We will purchase the Series C Preferred Shares in three tranches, through a date on or before June 30, 2022, as follows:

●

The first tranche is 80,000 Series C Preferred Shares in the amount of $800,000
(the “First Tranche Investment”), such shares having been purchased by us on December 15, 2020
(the “First Tranche Closing”);

●

The second tranche is 60,000 Series C Preferred Shares in the amount of $600,000
(the “Second Tranche Investment”), such shares to be purchased on or before June 30, 2021
(the “Second Tranche Closing”); and

●	The third tranche is 60,000 Series C Preferred Shares in the amount of $600,000 (the “Third Tranche Investment”), such shares to be purchased on or before June 30, 2022 (the “Third Tranche Closing”).

After the First Tranche Closing, if Hukui does not achieve further milestones or meet further conditions, we will have the option either to (i) abandon the Second Tranche Investment and/or the Third Tranche Investment, or (ii) waive the failure of Hukui to meet such conditions and proceed with the Second Tranche Investment and/or the Third Tranche Investment.

Notwithstanding the foregoing, management and the Board of Directors may amend or abandon at any time our current intended investment in Hukui. and/or develop a business plan for a new or additional business and/or pursue a reverse merger with another company.

Other Opportunities

Over the course of the next several months, we intend to develop a plan of operations for a business that we would operate. While we are considering a business in the healthcare or a related industry, there is no guarantee that we will develop a plan for such a business, or any business. If we are able to develop such a plan of operations, we will need to raise capital to pursue such a business. There are no commitments in place to fund any such business and no guarantee can be given that we will be able to secure such funding on terms that are favorable to us, or at all.

Either alone, or in combination with our current intent to develop a plan of operations for a business that we would operate, we will also consider opportunities to engage in a reverse merger with another company.

Certain Regulatory Matters

Blank Check Company

Based on the current and proposed business activities described above, the Company is a “blank check” company pursuant to Rule 419(a)(2) under the Securities Act. The Securities and Exchange Commission (the “SEC”) defines a blank check company as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.”

Rule 419 requires, among other things, that the proceeds of any public offering of penny stock securities by a blank check company, and all securities issued by a blank check company in such an offering, must be placed in a formal escrow or trust account until certain conditions specified in Rule 419 have been satisfied. In addition, many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

Shell Company

Pursuant to Rule 12b-2 under the Exchange Act, we are also a “shell company” because we have no or nominal assets (other than cash) and no or nominal operations. As such, we are subject to a variety of regulations. As we have also previously disclosed, certain specific rules and regulations of the SEC apply to shell companies, including the following:

●	Shell companies may not register securities in connection with an employee benefit plan while they are a shell company and for 60 days after reporting certain current public information to the SEC regarding transactions or events resulting in the termination of shell company status.

●	Stockholders of shell companies may not rely on the exemption from registration provided by Rule 144, until the following primary requirements have been satisfied: (i) one year has elapsed since the company ceases to be a shell company and certain current information has been timely filed with the SEC regarding the cessation of the company’s status as a shell company; (ii) the company is subject to the reporting requirements under the Exchange Act; and (iii) the company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock.

●	Reporting shell companies are required to disclose transactions and events that result in a shell company ceasing to be a shell company. Such disclosure is typically made on a Current Report on Form 8-K, which requires extensive information about the transactions and events in issue.

Investment Company Act

By purchasing 80,000 shares of Hukui’s Series C Preferred Stock for $800,000 in the First Tranche Investment, we may be subject to registration and regulation under the Investment Company Act of 1940 (the “Investment Company Act”), since we may be considered to be engaged in the business of investing or trading in securities of other entities, and the investment in Hukui represents more than 40% of our consolidated assets (excluding cash and government securities) as of the date of the First Tranche Closing.

If we become subject to registration and regulation under the Investment Company Act, we would seek to rely on an exemption under Rule 3a-2 of the Investment Company Act, referred to as the “transient investment company” exemption, which would provide us one year to have our investment represent less than 40% of our consolidated assets (excluding cash and government securities), together with our bona fide intent to be primarily engaged in an operating business within that period of time. However, there is no guarantee that we would be able to comply with the “transient investment company” exemption or any other exemption under the Investment Company Act. That includes, but is not limited to, our ability to develop a viable plan of operations for an operating business and raise the capital necessary to pursue such a business.

Any requirement to register under the Investment Company and be regulated as an investment company would fundamentally change the way we do business and how we may raise capital in the future. For example, strict financial requirements are imposed on registered and regulated investment companies. Investment companies are subject to periodic audit by the SEC. Investment companies may not operate their own business and are strictly limited in raising their own equity and debt. There are strict director independence requirements imposed on investment companies. Many types of related party transactions between investment companies and their directors, officers and other corporate affiliates, such as subsidiaries, are prohibited. Investment companies may be required to maintain a diversified investment portfolio, requiring management to change its original investment strategy upon registration and regulation under the Investment Company Act.

Among other things, investment companies may be required to recapitalize and create a capital structure that allows investors to buy and sell interests in the investment company at will based on the concept of “net asset value” (“NAV”), that changes based on the value of the investment(s) in the company. The accounting of NAV is exceedingly complex and must be made on a daily basis. These and other strict SEC accounting requirements applicable to investment companies mean that a professionally trained administrative staff is essential to maintain the status of the investment company properly. We do not currently have personnel who would be capable of providing the required administration of an investment company, and our management also lacks this expertise.

Additionally, we would incur significant registration and additional compliance costs, as well as substantive regulation of our business. Any violation of the provisions of the Investment Company Act, or the rules and regulations thereunder, could subject us to material adverse consequences including but not limited to significant fines.

GEEC was incorporated in Nevada on June 21, 2010. Our principal place of business is located at 1108 S. Baldwin Avenue, Suite 107, Arcadia, California 91007 and our telephone number is (855) 707-2077. Our website is www.geecenzymes.com. No part of our website is incorporated into this report.

Employees

As of September 30, 2020, we had four part time employees. All our employees are employed in Taiwan.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2. PROPERTIES

Our principal executive offices are located at 1108 S. Baldwin Avenue, Suite 107, Arcadia, California 91007. The arrangement is on a month-to-month basis at a cost of $200 per month.

ITEM 3. LEGAL PROCEEDINGS

There are presently no material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock (“Common Stock”) is not traded on any stock exchange and is occasionally quoted on the OTC Pink Market. As of January 11, 2021, there were approximately 279 record holders of our Common Stock.

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

Recent Sales of Unregistered Securities

Pursuant to a Settlement Agreement and Mutual Release effective September 30, 2019, as amended and restated that we entered into with John Lin (the “Lin Settlement Agreement”), we agreed to issue to John Lin 27,000,000 shares of Common Stock. Of this amount, in October 2019 we issued 18,000,000 shares of Common Stock and agreed to issue the remaining 9,000,000 shares at such time as we may lawfully issue such shares, whether as a result of amending our Articles of Incorporation to increase the authorized number of shares of our Common Stock, a reverse split of our Common Stock or another recapitalization transaction. We conducted a 1-for-100 stock that was effective with the Financial Regulatory Authority and in the marketplace on July 23, 2020 and we issued the remaining 9,000,000 shares to Mr, Lin in September 2020.

Our Board of Directors authorized that all accrued and unpaid amounts of compensation, as of March 31, 2019, and thereafter, may be converted, at the option of our directors, and present and certain former executive officers, into shares of our Common Stock, at a rate of $0.05 per share. Certain of our present and former directors and officers elected to convert all of such accrued compensation through September 30, 2020 into shares of our Common Stock. As a result of these conversions, we issued an aggregate 3,834,000 shares of our Common Stock, as follows:

Name	Accrued Compensation	Conversion Rate	Shares Issued
Kuang Ming (James) Tsai(a)	$79,000	$0.05	1,580,000
Ching Ming (James) Hsu	$42,700	$0.05	854,000
Yi Ling (Betty) Chen(b)	$70,000	$0.05	1,400,000
Total	$191,700		3,834,000

(a)	Consists of (i) $16,000 of compensation prior to fiscal year 2019 and (ii) $63,000 of compensation for fiscal years 2019 and 2020.

(b)	Ms. Chen is our former Treasurer and Secretary, and is a former director of the Company.

Our Board of Directors also agreed that all accrued and unpaid amounts of director fees, as of March 31, 2019, and thereafter, may be converted upon the occurrence of certain events, at the option of the director, into shares of our Common Stock, at a rate of $0.05 per share. As of September 30, 2020, Mr. Hsu converted $12,600 of director fees into 252,000 shares of our Common Stock and $30,100 of officer fees into 602,000 shares of our Common Stock, in addition to the amount shown for Mr. Hsu in the table above.

We offered and issued all of the foregoing securities under the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Company’s consolidated financial statements, including the Notes thereto, for the years ended September 30, 2019 and September 30, 2020, beginning on Page F-1.

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

In 2019 and through early 2020, as previously reported, we had planned to import enzyme supplements from the United States for sale in Taiwan. However, due to the COVID-19 pandemic, all non COVID-19 related matters, including obtaining an import license from Taiwan’s Ministry of Economic Affairs and the Taiwan Food and Drug Administration (“FDA”), have been delayed or are taking longer than usual in Taiwan since late-January 2020. For various reasons, including the fact that without a reasonably foreseeable end of the pandemic and Taiwan government resources being shifted to dealing with the pandemic, our current management, which took office in March 2020, we decided to abandon the plan to restart our enzyme products business.

In May 2020, we announced that we were in the preliminary stage of developing a new business plan to sell and distribute physiological sea water and nasal spray in Taiwan and the United States. However, after exploring this possible business as a result of several factors, including but not limited to difficulties in commencing a new business during the ongoing COVID-19 pandemic, in September 2020 we announced that we will not pursue the nasal spray business.

Over the course of the next several months, we intend to develop a plan of operations for a business that we would operate. While we are considering a business in the healthcare or a related industry, there is no guarantee that we will develop a plan for such a business, or any business. If we are able to develop such a plan of operations, we will need to raise capital to pursue such a business. There are no commitments in place to fund any such business and no guarantee can be given that we will be able to secure such funding on terms that are favorable to us, or at all.

Either alone, or in combination with our current intent to develop a plan of operations for a business that we would operate, we will also consider opportunities to engage in a reverse merger with another company.

While we consider our future plans for a possible business combination and/or an operating business that we would pursue on our own, in September 2020 we announced that Hukui and we had entered into the Hukui Agreement, pursuant to which we have agreed to purchase an aggregate 200,000 shares of Hukui’s Series C Preferred Shares at $10.00 per share, for an aggregate investment of $2,000,000.

We will purchase the Series C Preferred Shares in three tranches, through a date on or before June 30, 2022, as follows:

●	The First Tranche Investment is 80,000 Series C Preferred Shares in the amount of $800,000, such shares having been purchased by us at the First Tranche Closing on December 15, 2020;

●	The Second Tranche Investment is 60,000 Series C Preferred Shares in the amount of $600,000, such shares to be purchased at the Second Tranche Closing on or before June 30, 2021; and

●	The Third Tranche Investment is 60,000 Series C Preferred Shares in the amount of $600,000, such shares to be purchased at the Third Tranche Closing on or before June 30, 2022.

After the First Tranche Closing, if Hukui does not achieve further milestones or meet further conditions, we will have the option either to (i) abandon the Second Tranche Investment and/or the Third Tranche Investment, or (ii) waive the failure of Hukui to meet such conditions and proceed with the Second Tranche Investment and/or the Third Tranche Investment.

Regardless of which overall business strategy we pursue – reverse merger, starting our own operating business or being an investment company – we will continue to need capital to meet our expenses, primarily overhead and the professional fees related to the cost of compliance as a reporting company. We must also raise funds to meet our obligation to invest $1.4 million in Hukui on or before June 30, 2021.

For the fiscal year ended September 30, 2020, Jui Pin (John) Lin, our President and Chief Executive Officer, has provided such capital periodically in the form of loans in the aggregate principal amount of $120,410, the principal and accrued and unpaid interest of which are convertible, at his option, into shares of our Common Stock at $0.05 per share. On December 28, 2020, we repaid Mr. Lin $65,410 of the principal amount of loans due and payable plus accrued interest in the amount of $1,162, for a total of $66,572. On January 5, 2021, we repaid Mr. Lin $20,000 of the principal amount of another such loan due and payable plus accrued interest in the amount of $403, for a total of $20,403.

Subsequent to the end of the fiscal year ended September 30, 2020, another stockholder loaned us $30,000, on substantially the same terms as the terms of the loans from Mr. Lin. We may also raise equity, debt, convertible debt or a combination of any of the foregoing, from other parties for the capital we may need for any of the purposes specified in this report. There is no agreement in place between the Company and Mr. Lin, or anyone else, for such capital to continue to be made available to us as needed, and we cannot guarantee that any such capital will continue to be available to us on favorable terms, or at all, in the future.

Results of Operations

Year Ended September 30, 2020 compared to the Year Ended September 30, 2019

Revenues

We did not generate any revenues during the years ended September 30, 2020 and 2019.

Operating Expenses

We incurred total operating expenses of $309,907 and $303,509 for the years ended September 30, 2020 and 2019, respectively. Our operating expenses consist of professional fees, payroll expenses, rent, miscellaneous overhead, bank charges, license and permits. The increase in operating expenses for the year ended September 30, 2020 compared to the year ended September 30, 2019 was primarily due to increase in officers’ compensation for our new officers, who took office in March 2020, as well as legal fees.

Net Loss

As a result of the above, our net loss increased from $303,576 in the year ended September 30, 2019 to $311,109 in the year ended September 30, 2020.

Effect of the COVID-19 Pandemic on our Business

We have been affected by the COVID-19 pandemic to the extent that it was one of a number of contributing factors in our decision to change our plan of operations from restarting our enzyme products business to selling the nasal spray product and then deciding not to pursue the nasal spray product business, although the first of those two decisions was largely made prior to the full impact of the COVID-19 pandemic. Our personnel are in Taiwan, which has been relatively less affected by the pandemic compared to many other countries in Asia, Europe and the United States. Nonetheless, we expect to experience delays in obtaining business licenses and permits, and any other governmental approvals that may be required for a future business, since government offices are continuing to work with reduced staff during the pandemic.

Nonetheless, depending upon the extent and duration of the pandemic and the resulting global economic crisis, these conditions may have an adverse impact on our ability to raise capital and commence any other business we may pursue. Depending upon possible changes in consumer demand, shopping and spending habits as a result of the pandemic and the resulting global economic crisis, we may also face challenges of consumer acceptance if and when we start to market any products.

Liquidity and Capital Resources

Working Capital

	September 30,	September 30,
	2020	2019
Current Assets	$18,092	$121,707
Current Liabilities	371,035	354,051
Working Capital Deficit	$(352,943)	$(232,344)

As of September 30, 2020, we had cash and cash equivalents of $18,092 and a working capital deficit of $352,943. By comparison, as of September 30, 2019, we had cash and cash equivalents of $121,657 and a working capital deficit of $232,344.

As of September 30, 2020, we had total assets of $18,092, compared with total assets of $121,707 at September 30, 2019. The decrease in total assets was primarily due to decrease in cash and cash equivalents.

We had $371,035 in total current liabilities as of September 30, 2020, consisting of $129,154 in accounts payable, $96,035 due to related parties, $120,410 in notes payable – related party, and $25,436 in accrued expenses. This is compared to total current liabilities of $354,051 as of September 30, 2019, which included $128,971 in accounts payable, $211,383 due to related parties and $13,697 in accrued expenses. The increase in total current liabilities is mainly due to an increase in notes payable – related party, which is partially offset by the decrease in amount due to related parties due to the conversion of officers’ compensation to shares of our Common Stock.

We had a total stockholders’ deficiency of $352,943 and an accumulated deficit of $8,158,389 as of September 30, 2020. By comparison, we had a total stockholders’ deficiency of $232,344 and an accumulated deficit of $7,847,280 as of September 30, 2019

During the year ended September 30, 2020, our President and Chief Executive Officer, Jui Pin Lin, loaned us the aggregate principal amount of $120,410, primarily to pay our expenses. On April 24, 2020, Mr. Lin loaned us the principal amount of $25,000 (the “April 2020 Loan”). The April 2020 Loan bears simple interest at a rate of 1% per annum and is payable as to both principal and interest on October 24, 2020.

On May 18, 2020, Mr. Lin loaned us the additional principal amount of $40,410 (the “May 2020 Loan”). The May 2020 Loan bears simple interest at a rate of 4% per annum and is payable as to both principal and interest on November 18, 2020.

On July 3, 2020, Mr. Lin loaned us the additional principal amount of $20,000 (the “July 2020 Loan”). The July 2020 Loan bears simple interest at a rate of 4% per annum and is payable as to both principal and interest on January 3, 2021.

On August 26, 2020, Mr. Lin loaned us the principal amount of $35,000 (the “August 2020 Loan”). The August 2020 Loan bears simple interest at a rate of 4% per annum and is payable as to both principal and interest on February 26, 2021.

On October 13, 2020, another shareholder loaned us the principal amount of $30,000 (the “October 2020 Loan”). The October 2020 Loan bears simple interest at a rate of 4% per annum and is payable as to both principal and interest on April 13, 2021.

Mr. Lin, as the holder of the promissory notes evidencing the April 2020 Loan, the May 2020 Loan, the July 2020 Loan and the August Loan (collectively, the “Lin Notes”), may, at his sole option, convert (a “Voluntary Conversion”) the outstanding principal and accrued and unpaid interested on the Notes into shares of our Common Stock at a rate of $0.05 per share. The holder of the promissory note evidencing the October 2020 Loan (the “Shareholder Note and, together with the Lin Notes, the “Notes”) has similar rights.

The Notes also provide for events of default and remedies in such event, including without limitation interest at a rate equal to the lesser of 10% per annum or the maximum interest rate allowed under usury or other similar laws from the respective maturity date of the April 2020 Loan, the May 2020 Loan, the July 2020 Loan, the August 2020 Loan and the October 2020 Loan, until the related Note is paid in full. The Notes also contain other terms and conditions typical for a transaction of this type. There is no commitment from Mr. Lin, the shareholder who provided the October 2020 Loan, or anyone else, to continue to lend us any amount to fund our expenses. On December 28, 2020, we repaid Mr. Lin $65,410 of the principal amount of loans due and payable plus accrued interest in the amount of $1,162, for a total of $66,572, with respect to the April 2020 Loan and the May 2020 Loan. On January 5, 2021, we repaid Mr. Lin $20,000 of the principal amount of another such loan due and payable plus accrued interest in the amount of $403, for a total of $20,403, with respect to the July 2020 Loan.

Reverse Stock Split

On June 23, 2020, our Board of Directors approved a reverse stock split of our Common Stock, at a ratio of 1-for-100 (the “Reverse Stock Split”), as of the Effective Date. The Effective Date of the Reverse Stock Split with the Secretary of State of the State of Nevada was 9:00 a.m. on July 6, 2020 and July 23, 2020 with the Financial Industry Regulatory Authority and in the marketplace.

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

Cash Flows

	Year ended September 30, 2020	Year ended September 30, 2019
Cash flows used in provided by operating activities	$(223,974)	$(189,627)
Cash flows provided by financing activities	120,410	179,586
Effect of exchange rate changes on cash	(1)	(22)
Net decrease in cash during period	$(103,565)	$(10,063)

During the year ended September 30, 2020, we used $223,974 of cash in operating activities which was attributable primarily to our net loss of $311,109 offset by the change in operating assets and liabilities of $87,135. In comparison, during the year ended September 30, 2019, we used $189,627 of cash in operating activities which was attributable to our net loss of $303,576 and the change in operating assets and liabilities of $113,949.

With respect to our investing activities, we had no cash activity in either period presented and we do not anticipate any significant capital expenditures in the near future as such items are not required by us at this time.

During the year ended September 30, 2020, we received $120,410 from notes payable – related party. Our President and Chief Executive Officer, Jui Pin Lin, loaned us the aggregate principal amount of $120,410, primarily to pay our expenses. In October 2020, another shareholder loaned us the aggregate principal amount of $30,000, primarily to pay our expenses.

There is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our expenses as they become due. We do not anticipate any significant additional revenue until and unless we begin to execute on a plan of operations involving the start of a new operating business, and/or effect a reverse merger with another company. There is no assurance that we will ever reach that stage. The consolidated financial statements presented herein do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to successfully execute our business plan and generate profitable operations in the future, and, until and unless we achieve that, to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operation as and when they become due. Management intends to finance operating costs for the foreseeable future with the issuance of equity and/or debt. While we have received certain loans from our President and Chief Executive Officer, Jui Pin (John) Lin and another shareholder, there is no standing commitment from Mr. Lin, or any other person, for any such capital and there can be no assurances that capital will be available to us on favorable terms, or at all. Our failure to obtain adequate funding would be detrimental to us and result in the inability to execute our plan of operations, or even having to cease operations completely.

To date, our capital requirements have primarily been funded by shareholders through the purchase of our Common Stock in private offerings. Over the next 12 months, we currently estimate that we will need to raise additional capital of approximately $0.6 million, to meet our obligation for the Second Tranche Investment with Hukui, plus approximately $0.2 million to meet other corporate expenses.. We are exploring options of raising additional capital through issuing more Common Stock or other securities, including debt, convertible into Common Stock At this time, we do not know what additional amount we might need to raise if we were to start a new operating business and/or pay our expenses in the event of a reverse merger, but such amounts would be in addition to the amounts mentioned above and could be substantial. There are no agreements, arrangements or understandings in place with respect to raising any additional capital from any person. There can be no assurance that we will be able to raise such capital when and as needed on terms that are favorable to us, or at all.

Contractual Obligations

We do not have material contractual obligations and commitments. We only have one lease, which is for office space, and that is renewed on a month-to-month basis.

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

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. For the years ended September 30, 2020 and 2019, no significant estimates and assumptions have been made in the consolidated financial statements. The following are some of the critical accounting policies in relation to the preparation of the consolidated financial statements. For a full summary of our critical accounting policies, please refer to Note 2 of Notes to Consolidated Financial Statements.

Foreign currency translation

The financial statements of our subsidiary denominated in currencies other than the U.S. Dollar (“USD”) are translated into USD using the closing rate method. The balance sheet items are translated into USD using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded in stockholders’ equity (deficiency).

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

Currency exchange rates

Our functional currency is the USD, and the functional currency of our operations is the New Taiwan Dollar (“TWD”). We anticipate that all of our sales, if any, will be denominated in TWD. As a result, changes in the relative values of USD and TWD affect our reported amounts of revenues and profit (or loss) as the results of our operations are translated into USD for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability. Fluctuations in exchange rates between the USD and the TWD would also affect our gross and net profit margins and could result in foreign exchange and operating losses.

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

For financial reporting purposes, the financial statements of our Singapore subsidiary, which are prepared using the Singapore Dollar, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7325 and 0.7236 as of September 30, 2020 and 2019, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7228 and 0.7315 average exchange rates were used to translate revenues and expenses for the years ended September 30, 2020 and 2019. Stockholders’ equity (deficiency) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficiency).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-14.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses in internal control over financial reporting identified above, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2020 based on the criteria set forth in “Internal Control—Integrated Framework” issued by COSO.

Due to the nature of the material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected. The material weaknesses identified above either individually or in aggregation did not result in any identified misstatements or errors in the Company’s consolidated financial statements as at and for the year ended September 30, 2020.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the year ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers and additional information concerning them are as follows:

Name	Age	Position
Jui Pin (John) Lin	65	President and Chief Executive Officer

Shao-Cheng (Will) Wang	61	Chief Financial Officer, Treasurer and Secretary

Kuang Ming (James) Tsai	70	Director

Ching Ming (James) Hsu	60	Director

Jui Pin (John) Lin has served as our President since March 4, 2020 and as our Chief Executive Officer since March 18, 2020. Mr. Lin previously served as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and as a director, from April 18, 2017 to August 4, 2017. From November 1983 to the present, Mr. Lin has served as the President of Risesun Electrical & Industry Co. Ltd. located in Taiwan. From March 1994 to the present, he has served as President of Risesun Electric & Industry (Kunshan) Co. Ltd. located in China. From May 1998 to the present, Mr. Lin has served as the Chairman and Director of Yogo Textile Co. Ltd. located in Bangladesh. From September 2015 to the present, he has served as the President of First Empire Corp. located in Seychelles. From November 2018 to the present, Mr. Lin has served as the President of Rekun Electronic Technology (Kunshan) Corp. located in China. Mr. Lin received a bachelor degree from the Oriental Institute of Technology in Taipei, Taiwan in 1977, where he majored in Textile Engineering.

Shao-Cheng (Will) Wang has served as our Chief Financial Officer, Treasurer and Secretary since March 18, 2020. In August 2020, Mr. Wang became the president of Yuhan Trading Company in Taichung, Taiwan. From January 1994 to the present, Mr. Wang has served as an information technology consultant for Hsinlan Chemical, Co, Ltd. located in Taichung City, Taiwan. From May 2018 to the present, he has served as the General Secretary for Chinese Taipei Wushu Confederation of the Koushu/Wushu Federation of the Republic of China (Taiwan). From August 1986 to July 2015, he was a teacher and Director of Academic Affairs for Taichung Sha-Lu Industrial Senior High School in Taichung, Taiwan. Mr. Wang received a bachelor’s degree from the Division of Industrial Technics Education of the National Taiwan Normal University and a master’s degree from the Graduate Institute of Statistics of Chung Hua University in Hsinchu City, Taiwan.

Kuang Ming (James) Tsai has served as a director since June 11, 2018. Mr. Tsai served as our President from June 29, 2018 to March 4, 2020, our Chief Executive Officer from June 29, 2018 to March 18, 2020 and our Chief Financial Officer from September 12, 2018 to March 18, 2020. From July 2017 to June 2018, Mr. Tsai served as the President of YAMA KAWA Bilingual Club, part of District 67 Toastmasters International. From 2010 to 2017, Mr. Tsai was retired, during which period he was an investor of securities. From 2006 to 2010, he served as the President of Blanfield Pty Ltd., an import company. Mr. Tsai received a Bachelor of Arts Degree from National Taiwan University in 1973, majoring in Economics.

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

In light of our plans to invest in Hukui, our current intent to develop a plan of operations to start a business that we would operate and/or engage in a reverse merger and the need to raise additional capital, we believe that each of our directors has a good working relationship with our shareholders generally, has been engaged in private raises of capital and has good working relations with Hukui, and a general broad background in business, all of which qualities and attributes could help us in the future.

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

Director Independence

Our Board of Directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the Nasdaq Stock Market. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his or her family members has engaged in various types of business dealings with us.

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

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended September 30, 2019 and 2020. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other compensation ($)	Total ($)
Jui Pin (John) Lin(1),	2019	-	-	-	-	-	-
Chief Executive Officer	2020	21,000	-	-	-	-	21,000

Shao-Cheng (Will) Wang(2)	2019	-	-	-	-	-	-
Chief Financial Officer	2020	13,500	-	-	-	-	13,500

Kuang-Ming (James) Tsai(3),	2019	36,000	-	-	-	-	36,000
Former Chief Executive Officer and Chief Financial Officer	2020	27,000	-	-	-	-	27,000

(1)	From April 1, 2020 through June 30, 2020, Mr. Lin received compensation in the amount of $4,000 per month. Effective July 1, 2020, this amount was reduced to $3,000 per month. Of the total amount of $21,000 earned by Mr. Lin through September 30, 2020 as executive compensation, $0 has been paid and $21,000 has been accrued.

(2)	From April 1, 2020 through June 30, 2020, Mr. Wang received compensation in the amount of $2,500. Effective July 1, 2020, this amount was reduced to $2,000 per month. Of the total amount of $13,500 earned by Mr. Wang through September 30, 2020 as executive compensation, $1,491 has been paid and $11,379 has been accrued.

(3)	From October 1, 2019 through March 30, 2020, Mr. Tsai received compensation as CEO of $3,000 a month. From April 1, 2020 through June 30, 2020, Mr. Tsai received compensation as a consultant in the amount of $500 per month. Effective July 1, 2020, this amount was increased to $2,500 per month. Of the total amount of $63,000 earned by Mr. Tsai from October 1, 2018 through September 30, 2020 in all capacities, $0 has been paid and $63,000 has been accrued. As described below, Mr. Tsai has converted this entire amount into shares of our Common Stock.

We have not entered into employment agreements with our named executive officers.

Our Board of Directors has authorized that all accrued and unpaid amounts of compensation, as of March 31, 2019, and thereafter, may be converted, at the option of our directors, and present and certain former executive officers, into shares of our Common Stock, at a rate of $0.05 per share.

Certain of our present and former directors and officers elected to convert all of such accrued compensation through September 30, 2020 into shares of our Common Stock. As a result of these conversions, we issued an aggregate 3,834,000 shares of our Common Stock, as follows:

Name	Accrued Compensation	Conversion Rate	Shares Issued
Kuang Ming (James) Tsai(a)	$79,000	$0.05	1,580,000
Ching Ming (James) Hsu	$42,700	$0.05	854,000
Yi Ling (Betty) Chen(b)	$70,000	$0.05	1,400,000
Total	$191,700		3,834,000

(a)	Consists of (i) $16,000 of compensation prior to fiscal year 2019 and (ii) $63,000 of compensation for fiscal years 2019 and 2020.

(b)	Ms. Chen is our former Treasurer and Secretary, and is a former director of the Company.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards to any of our named executive officers.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company. We have no present intention of adopting any such plans in the foreseeable future.

Director Compensation

From October 2018 through March 31, 2020, Mr. Hsu received director fees in the amount of $700 per month. Effective April 1, 2020, Mr. Hsu receives director fees in the amount of $100 for each meeting of the Board of Directors he attends in person, telephonically or by other approved means, in lieu of all other director fees. Of the total amount of $42,700 earned by Mr. Hsu through September 30, 2020 in all capacities, including as a former officer of the Company, $0 has been paid and $42,700 has been accrued. As described above, Mr. Hsu has converted this entire amount into shares of our Common Stock.

Our Board of Directors has agreed that all accrued and unpaid amounts of director fees, as of March 31, 2019, and thereafter, may be converted upon the occurrence of certain events, at the option of the director, into shares of our Common Stock, at a rate of $0.05 per share. As of September 30, 2020, Mr. Hsu converted $12,600 of director fees into 252,000 shares of our Common Stock and $30,100 of officer fees into 602,000 shares of our Common Stock, in addition to the amount shown above for Mr. Hsu.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 11, 2021, the number of shares of our Common Stock owned of record and beneficially by all directors, executive officers and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
5% Stockholders
Yi Lung (Oliver) Lin No. 175-1, 4th Floor-1, Nanher Rd. South Dist.,Taichung City Taiwan 402 (R.O.C)	20,752,542	(2)	9.8%
Huei Ling Wang No. 175-1, 4th Floor-1, Nanher Rd. South Dist.,Taichung City Taiwan 402 (R.O.C)	20,752,542	(2)	9.8%

Directors and Executive Officers:
Jui Pin (John) Lin 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	61,134,115	(3)	28.9%
Shao-Cheng (Will) Wang 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	6,240,180	(4)	3.0%
Kuang Ming (James) Tsai 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	1,580,000		*
Ching Ming (James) Hsu 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	1,949,700		*
All Directors and Executive Officers as a group (4 persons)	70,903,995		33.4%

*	less than 1.0%

(1)	Percentages are calculated on the basis of 211,083,120 shares of Common Stock outstanding as of January 11, 2021.

(2)	Consists of (i) 8,714,688 shares held by Access Finance and Securities (NZ) Limited, which we believe is controlled by Oliver Lin; (ii) 1,729,765 shares held by Access Management and Consulting, which we believe is controlled by Oliver Lin; (iii) 21,528 shares held by Lin Yi Lung Foundation Charitable Trust, which we believe may be controlled by Oliver Lin; (iv) 9,386,531 shares held by Huei Ling Wang, the wife of Oliver Lin; (v) 900,000 shares held by Beckenburg Boon Kee Lim, a son of Oliver Lin, whom we believe may reside with his parents or act in concert with respect to the ownership of his shares; and (vi) 30 shares held by Benedict Lim Boon Cheong, a son of Oliver Lin, whom we believe may reside with his parents or act in concert with respect to the ownership of his shares.

(3)	Consists of (i) 60,000,000 held by Mr. Lin; (ii) 420,000 shares issuable in the event of the conversion of accrued and unpaid compensation through September 30, 2020; and (iii) 714,115 shares issuable in the event of conversion of the aggregate principal amount and estimated accrued interest on certain loans made by Mr. Lin to the Company that mature within the next 60 days.

(4)	Consists of (i) 6,000,000 shares held by Mr. Wang; and (ii) 227,571 shares issuable in the event of the conversion of accrued and unpaid compensation through September 30, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with John Lin

The Company, John Lin and certain other parties, including Oliver Lin, entered into an agreement dated April 18, 2017 (the “April 2017 Agreement”), which provided, among other things, for (i) the resignation of the then-incumbent directors and officers of the Company, including Oliver Lin as the Company’s President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and a director. and Boon Kee (Beckenburg) Lim, the son of Oliver Lin, as the Company’s Chief Executive Officer; (ii) the investment by John Lin of $300,000 in the form of the purchase of 3,000,000 shares (all share amounts in this section are adjusted to give effect to the Reverse Stock Split) of the Company’s Common Stock (the “Lin Shares”) at a price per share of $0.10; and (iii) the appointment of John Lin to serve as a director of the Company and the Company’s President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer.

During the period February to November 2017, which period includes the period during which the April 2017 Agreement was negotiated, drafted, executed and delivered, the Company, under Oliver Lin’s management, conducted an offering in 2017 (the “2017 Offering”), consisting of units of the Company’s Common Stock and attached stock purchase warrants, at a price per unit of $0.01, or one-tenth the price per share paid by John Lin for the Lin Shares pursuant to the April 2017 Agreement. In the 2017 Offering, the Company sold an aggregate 10,635,700 shares of its Common Stock to seven persons, with gross proceeds in the amount of $106,357. Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities”.

John Lin alleged that he was not informed by previous management, at the time of negotiating, drafting and entering into the April 2017 Agreement, of the difference between the price per share of the Company’s units being sold in the 2017 Offering and the price per share of the Company’s Common Stock sold to him pursuant to the April 2017 Agreement. The April 2017 Agreement did not disclose the existence or terms of the 2017 Offering. It was John Lin’s position that he should have been offered to purchase the Lin Shares pursuant to the April 2017 Agreement at the same price per share as in the 2017 Offering, which would have equaled 30,000,000 shares for his $300,000 investment.

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

Pursuant to the Lin Settlement Agreement, we agreed to issue to John Lin the additional 27,000,000 shares of Common Stock that he would have been issued at $0.01 per share, or the same price paid by the purchasers in the 2017 Offering. Of this amount, we issued 18,000,000 shares of Common Stock in October 2019 and issued the remaining 9,000,000 shares in September 2020. As part of the Lin Settlement Agreement, John Lin and we mutually released each other from all claims arising out of this matter.

On April 24, 2020, Mr. Lin loaned us the principal amount of $25,000. The April 2020 Loan bears simple interest at a rate of 1% per annum and is payable as to both principal and interest on October 24, 2020. On December 28, 2020, we repaid the principal and accrued interest on the April 2020 Loan, in the aggregate amount of $25,170.

On May 18, 2020, Mr. Lin loaned us the additional principal amount of $40,410. The May 2020 Loan bears simple interest at a rate of 4% per annum and is payable as to both principal and interest on November 18, 2020. On December 28, 2020, we repaid the principal and accrued interest on the May 2020 Loan, in the aggregate amount of $41,402.

On July 3, 2020, Mr. Lin loaned us the additional principal amount of $20,000. The July 2020 Loan bears simple interest at a rate of 4% per annum and is payable as to both principal and interest on January 3, 2021. On January 5, 2021, we repaid the $20,000 principal amount of the July 2020 Loan, plus accrued interest in the amount of $403, for a total of $20,403.

On August 26, 2020, Mr. Lin loaned us the principal amount of $35,000. The August 2020 Loan bears simple interest at a rate of 4% per annum and is payable as to both principal and interest on February 26, 2021.

At the option of Mr. Lin, the outstanding principal and accrued and unpaid interested on the Lin Notes may be converted into shares of our Common Stock at a rate of $0.05 per share.

Conversion of Amounts Owed to Directors and Officers

Our Board of Directors has authorized that all accrued and unpaid amounts of compensation, as of March 31, 2019, and thereafter, may be converted, at the option of our directors, and present and certain former executive officers, into shares of our Common Stock, at a rate of $0.05 per share. Certain of our present and former directors and officers elected to convert all of such accrued compensation through September 30, 2020 into shares of our Common Stock. As a result of these conversions, we issued an aggregate 3,834,000 shares of our Common Stock, as follows:

Name	Accrued Compensation	Conversion Rate	Shares Issued
Kuang Ming (James) Tsai(a)	$79,000	$0.05	1,580,000
Ching Ming (James) Hsu	$42,700	$0.05	854,000
Yi Ling (Betty) Chen(b)	$70,000	$0.05	1,400,000
Total	$191,700		3,834,000

(a)	Consists of (i) $16,000 of compensation prior to fiscal year 2019 and (ii) $63,000 of compensation for fiscal years 2019 and 2020.

(b)	Ms. Chen is our former Treasurer and Secretary, and is a former director of the Company.

Our Board of Directors has also agreed that all accrued and unpaid amounts of director fees, as of March 31, 2019, and thereafter, may be converted upon the occurrence of certain events, at the option of the director, into shares of our Common Stock, at a rate of $0.05 per share. As of September 30, 2020, Mr. Hsu converted $12,600 of director fees into 252,000 shares of our Common Stock and $30,100 of officer compensation into 602,000 shares of our Common Stock, in addition to the amount shown for Mr. Hsu in the table above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees charged by DYH & Company (“DYH”) for the services rendered to the company and its subsidiaries in fiscal 2019 and 2020:

	Amount Billed and Paid
Type of Fee	Fiscal Year 2019	Fiscal Year 2020
Audit (1)	$37,750	$28,915
Audited Related (2)	3,125	3,519
Total	$40,875	$32,434

(1)	Represents aggregate fees charged by DYH for audits of consolidated financial statements for fiscal year ended September 30, 2017, 2018, and 2019 and quarterly reviews.
(2)	Represents aggregate audits related direct out-of-pock expenses charged by DYH.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit No.	Description
3.1(1)	Articles of Incorporation of Genufood Energy Enzymes Corp. dated June 21, 2010
3.2(1)	Certificate of Amendment dated December 10, 2010 to Articles of Incorporation of Genufood Energy Enzymes Corp.
3.3(1)	Certificate of Amendment dated August 1, 2014 to Articles of Incorporation of Genufood Energy Enzymes Corp.
3.4(1)	Certificate of Amendment dated February 24, 2015 to Articles of Incorporation of Genufood Energy Enzymes Corp.
3.5(2)	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Genufood Energy Enzymes Corp. with the Secretary of State of the State of Nevada on June 24, 2020.
3.5(1)	Bylaws of Genufood Energy Enzymes Corp.
10.1(1)	Amended and Restated Settlement Agreement and Mutual Release made and entered into as of September 30, 2019 by and between Genufood Energy Enzymes Corp. and Jui Pin Lin
10.2(3)	1% Convertible Promissory Note dated April 24, 2020
10.3(4)	4% Convertible Promissory Note dated May 18, 2020
10.4(5)	4% Convertible Promissory Note dated July 3, 2020.
10.5(6)	4% Convertible Promissory Note dated August 26, 2020.
10.6(7)	4% Convertible Promissory Note dated October 9, 2020
10.7(8)	Series C Preferred Shares Subscription Agreement dated September 23, 2020 by and between Hukui Biotechnology Corporation and Genufood Energy Enzymes Corp.
21*	List of subsidiaries
24.1*	Power of Attorney (included after signatures hereto)
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

*	Filed herewith.

(1)	Incorporated by reference from our registration statement on Form 10, filed with the Securities and Exchange Commission on October 25, 2019.
(2)	Incorporated by reference from our Current Report on Form 8-K dated June 23, 2020.
(3)	Incorporated by reference from our Current Report on Form 8-K dated April 24, 2020.
(4)	Incorporated by reference from our Current Report on Form 8-K dated May 18, 2020.
(5)	Incorporated by reference from our Current Report on Form 8-K dated July 3, 2020.
(6)	Incorporated by reference from our Current Report on Form 8-K dated August 26, 2020.
(7)	Incorporated by reference from our Current Report on Form 8-K dated October 9, 2020.
(8)	Incorporated by reference from our Current Report on Form 8-K dated September 23, 2020.

(c) Financial Statement Schedules:

Not applicable.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUFOOD ENERGY ENZYMES CORP.

By:	/s/ JUI PIN LIN
Jui Pin Lin
President and Chief Executive Officer

Date: January 13, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Jui Pin Lin and Kuang Ming Tsai, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jui Pin Lin	President and Chief Executive	January 13, 2021
Jui Pin Lin	Officer (principal executive officer),

/s/ Shao-Cheng Wang	Chief Financial Officer (principal accounting officer)	January 13, 2021
Shao-Cheng Wang

/s/ Kuang Ming Tsai	Director	January 13, 2021
Kuang Ming Tsai

/s/ Ching Ming Hsu	Director	January 13, 2021
Ching Ming Hsu

GENUFOOD ENERGY ENZYMES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Genufood Energy Enzymes Corporation and subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Genufood Energy Enzymes Corporation and Subsidiary (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficiency, and cash flows for each of the years then ended, and the related notes (collectively the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2020 and 2019, and the results of its consolidated operations and cash flows for each of the years for in the two-year period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Brea, California

January 13, 2021

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOLIDATED BALANCE SHEETS

(US$, except share data and per share data, or otherwise noted)

	As of September 30,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,092	$121,657
Other current assets	-	50
Total Current Assets	18,092	121,707
Total Assets	$18,092	$121,707

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$129,154	$128,971
Accrued expenses	25,436	13,697
Due to related parties	96,035	211,383
Note payable – related party	120,410	-
Total Current Liabilities	371,035	354,051

Commitment and contingencies (Note 9)	-	-

STOCKHOLDERS’ DEFICIENCY
Common stock; $0.001 par value; 10,000,000,000 shares authorized; 104,083,120 and 91,249,120 shares issued and outstanding as of September 30, 2020 and 2019, respectively	104,083	91,249
Additional paid-in capital	15,134,979	14,947,113
Discount on common stock	(7,241,581)	(7,241,581)
Shares to be issued	-	9,000
Accumulated other comprehensive loss	(192,035)	(190,845)
Accumulated deficit	(8,158,389)	(7,847,280)
Total Stockholders’ Deficiency	(352,943)	(232,344)

Total Liabilities and Stockholders’ Deficiency	$18,092	$121,707

See Accompanying Notes to Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(US$, except share data and per share data, or otherwise noted)

	For the Years Ended September 30,
	2020		2019
REVENUE		$-		$-

OPERATING EXPENSES
General & administrative expenses		309,907		303,509
Total operating expenses		309,907		303,509

LOSS FROM OPERATIONS		(309,907)		(303,509)

OTHER INCOME (EXPENSE)
Interest income (expense)		(1,179)		8
Foreign currency loss		(23)		(198)
Other non-operating income, net		-		123
Total other expense		(1,202)		(67)

Loss before income taxes		(311,109)		(303,576)
Provision for income taxes		-		-

NET LOSS		$(311,109)		$(303,576)

OTHER COMPREHENSIVE LOSS
Foreign currency transaction adjustments		(1,190)		1,011

COMPREHENSIVE LOSS		$(312,299)		$(302,565)

BASIC & DILUTED LOSS PER SHARE	$	*	$	*

WEIGHTED AVERAGE NUMBER OF ORGINARY SHARES-BASIC & DILUTED		91,530,184		70,009,273

*	Less than $0.01 per share

See Accompanying Notes to Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOILDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

(US$, except share data and per share data, or otherwise noted)

	Common Stock		Additional	Discount on			Accumulated Other	Total Stockholder’s
	Number of Shares	Amount	Paid-in- Capital	common stock	Shares to be issued	Accumulated Deficit	Comprehensive Income (loss)	Equity (Deficit)
BALANCE AT SEPTEMBER 30, 2018	69,157,299	$69,157	$11,869,033	$(4,311,995)	$-	$(7,543,704)	$(191,856)	$(109,365)

Common stock issued for equity financing	4,091,720	4,092	405,080	(229,586)				179,586

Common stock issued	18,000,000	18,000	2,673,000	(2,700,000)	9,000			-

Foreign Currency Translation adjustment							1,011	1,011

Net Loss						(303,576)		(303,576)

Reverse stock split Fraction stock round up	101

BALANCE AT SEPTEMBER 30, 2019	91,249,120	$91,249	$14,947,113	$(7,241,581)	$9,000	$(7,847,280)	$(190,845)	$(232,344)

Shares issued for debt repayment	3,834,000	3,834	187,866					191,700

Common stock issued	9,000,000	9,000			(9,000)			-

Foreign Currency Translation adjustment							(1,190)	(1,190)

Net Loss						(311,109)		(311,109)

BALANCE AT SEPTEMBER 30, 2020	104,083,120	$104,083	$15,134,979	$(7,241,581)	$-	$(8,158,389)	$(192,035)	$(352,943)

See Accompanying Notes to Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$, except share data and per share data, or otherwise noted)

	For the Years Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(311,109)	$(303,576)
Adjustments to reconcile net loss to net cash used in operating activities
Change in operating assets and liabilities
Prepayment	50	35,066
Other current assets	-	1,140
Accounts payable	(233)	(3,743)
Accrued expenses	11,739	13,086
Due to related parties	75,579	68,400
Net cash used in operating activities	(223,974)	(189,627)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable – related party	120,410	-
Proceeds from issuance of common stock	-	179,586
Net cash provided by financing activities	120,410	179,586

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1)	(22)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(103,565)	(10,063)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	121,657	131,720

CASH AND CASH EQUIVALENTS - END OF PERIOD	$18,092	$121,657

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Shares issued to repay due to related parties	$191,700	$-

See Accompanying Notes to Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Genufood Energy Enzymes Corp., USA (the “Company” or “GEEC”) was incorporated under the laws of the State of Nevada on June 21, 2010. The Company is currently a shell Company.

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

Since its inception, the Company has always been in the development stage and never generated significant revenues. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s proposed nasal spray business. For various reasons, the Company has abandoned its plan to pursue the nasal spray business.

On December 15, 2020, the Company made the First Tranche Investment in Hukui, by purchasing 80,000 shares of Hukui’s Series C Preferred Stock for $800,000.

The Company intends to develop a plan of operations within the next 12 months in the healthcare or a related industry. The plan is currently under development.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending September 30, 2020. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

Principle of Consolidation

The consolidated financial statements include the accounts of GEEC and its wholly-owned subsidiary GESPL. All significant inter-company accounts and transactions have been eliminated in consolidation. The other wholly-owned subsidiary of the Company did not have accounting activities during the years ended September 30, 2020 and 2019.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the years ended September 30, 2020 and 2019, no significant estimates and assumptions have been made in the consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. As of September 30, 2020 and 2019, the Company did not have cash equivalents. The Company’s cash was denominated in United States Dollars (“USD”) or Taiwan Dollars (“TWD”) and was placed with banks in the United States of America and Taiwan.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7325 and 0.7236 as of September 30, 2020 and 2019, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7228 and 0.7315 average exchange rates were used to translate revenues and expenses for the years ended September 30, 2020 and 2019, respectively. Stockholders’ equity (deficiency) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficiency).

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. There were no potential dilutive debt or equity instruments issued and outstanding at any time during the years ended September 30, 2020 and 2019.

Discounts on Common Stock

Common stock issued under the Company’s par value are treated as common stock issued under discounts. The portion of the discount is shown separately as a deduction from the Company’s account of common stock on the Company’s consolidated financial statements.

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

No stock based compensation was issued or outstanding during the years ended September 30, 2020 and 2019.

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

There were no current and deferred income tax provision recorded for the years ended September 30, 2020 and 2019 since the Company is in developing stage and did not generate any revenues in the two fiscal periods.

Recent Accounting Pronouncements

The Company has reviewed the following recent accounting pronouncements and concluded that they were either not applicable or had no impact to the Company’s consolidated financial statements:

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The subtitle is Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This Accounting Standard Update (“ASU”) addresses complex financial instruments that have characteristics of both debt and equity. The application of this ASU would reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models would result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. To date, no such bifurcation has been necessary. Management is evaluating the potential impact. This ASU becomes effective for fiscal years beginning after December 15, 2023.

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

NOTE 3 – GOING CONCERN

As of September 30, 2020 and 2019, the Company had an accumulated deficit of $8,158,389 and $7,847,280, respectively. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of Common Stock. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The Company intends to pursue additional financing to enable it to implement the Company’s business plan. Management believes that these actions, if successful, will allow the Company to continue its operations through the next 12 months. However, there are no commitments in place for such financing currently.

NOTE 4 – STOCKHOLDERS’ DEFICIENCY

The Company is authorized under its articles of incorporation, as amended, to issue 10,000,000,000 shares of Common Stock, par value $0.001 per share.

Issuance of Common Stock

During the year ended September 30, 2020 the Company issued 3,834,000 shares of Common Stock (adjusted for the 1-for-100 reverse stock split) to related parties to repay unpaid compensation and 9,000,000 shares of Common Stock to the CEO for stock (adjusted for the 1-for-100 reverse stock split) previous not issued due to limited number of authorized shares. For the year ended September 30, 2019 the Company issued 4,091,720 shares of Common Stock (adjusted for the 1-for-100 reverse stock split) for equity financing and 18,000,000 shares of Common Stock (adjusted for the 1-for-100 reverse stock split) to the CEO for settlement.

Settlement of Disputed Shares

On December 16, 2019, two groups of the Company’s shareholders settled a dispute between them regarding certain disputed shares of the Company’s Common Stock by entering into a settlement agreement, pursuant to which the disputed shares were transferred from one group to the other group.

Certain Effects of the Reverse Stock Split

On June 23, 2020, the Company’s Board of Directors approved a reverse stock split of the Company’s Common Stock, at a ratio of 1-for-100 (the “Reverse Stock Split”). The Reverse Stock Split became effective with the Secretary of State of the State of Nevada at 9:00 a.m. on July 6, 2020 (the “Effective Date”), and on July 23, 2020 with the Financial Industry Regulatory Authority and in the marketplace.

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

On September 30, 2019 the Company entered into a settlement agreement with Jui Pin (John) Lin, to issue an additional 27,000,000 shares (adjusted for the 1-for-100 reverse stock split) that the Company should have issued to him in April 2017 at the time he made an investment in the Company’s Common Stock. Of this amount, the Company issued 18,000,000 shares (adjusted for the 1-for-100 reverse stock split). The Company issued the remaining 9,000,000 shares (adjusted for the 1-for-100 reverse stock split) on September 22, 2020, after the reverse stock split was completed. The Company did not record par value of shares issued of $1,800,000 prior to the Reverse Stock Split against discount on Common Stock. The Company reclassified this amount as of September 30, 2019 to correct the error. Mr. Lin is the Company’s current President and Chief Executive Officer.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Parties

Name of related parties	Relationship with the Company
Yi Lung (Oliver) Lin	Principal shareholder
Jui Pin (John) Lin	Principal shareholder, President and CEO
Shao-Cheng (Will) Wang	CFO
Kuang Ming (James) Tsai	Director
Ching Ming (James) Hsu	Director
Yi Ling (Betty) Chen	Former director and Principal Accounting Officer
Access Management Consulting and Marketing Pte Ltd. (“AMCM”)	Company controlled by Oliver Lin

Due to related party balance

The Company’s related party balances are as follows:

	September 30, 2020	September 30, 2019
AMCM	$63,656	$62,883
James Tsai	-	52,000
Betty Chen	-	58,000
James Hsu	-	38,500
Jui Pin (John) Lin	21,000	-
Shao-Cheng (Will) Wang	11,379	-
Total	$96,035	$211,383

The balances due to AMCM were carried forward from previous year and related to sharing of office space in Singapore. The balances due to AMCM changed from $62,883 to $63,656, primarily due to currency translation.

The balances due to James Tsai, Betty Chen, James Hsu, Jui Pin (John) Lin, and Shao-Cheng (Will) Wang were related to unpaid compensation due to these current and former officers and directors.

The related party balances are unsecured, interest-free and due on demand.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

In April, May, July and August 2020, the Company’s President and Chief Executive Officer, Jui Pin Lin, made loans to the Company primarily to pay the Company’s expenses. The promissory notes the Company issued to evidence these loans are due as to both principal and simple interest in six months from their respective issuance dates. Mr. Lin may, at his sole option, convert the then outstanding principal and accrued and unpaid interest on the notes into shares of the Common Stock of the Company at a rate of $0.05 per share.

Note date	Amount	Interest rate (per annum)	Maturity date
April 24, 2020	$25,000	1%	October 24, 2020
May 18, 2020	$40,410	4%	November 18, 2020
July 3, 2020	$20,000	4%	January 3, 2021
August 26, 2020	$35,000	4%	February 26, 2021

Interest expense incurred from the note for the year ended September 30, 2020 amounted to $1,134.

NOTE 7 – STOCK-BASED COMPENSATION

The Company’s Board of Directors has previously authorized unpaid officer salaries and director fees to be settled, at the option of the individual, by conversion of such amounts into shares of the Company’s Common Stock at a price of $0.05 per share. As a result, $27,000, $12,000, and $4,200 may be converted into 540,000, 240,000, and 84,000 shares, respectively, as compensation for services performed for the year ended September 30, 2020 by Kuang Ming Tsai, Yi Ling Chen and Ching Ming Hsu, respectively. Accrued and unpaid compensation for the Company’s current President and Chief Executive Officer, Jui Pin Lin, and Chief Financial Officer, Shao-Cheng Wang, amounted to $21,000 and $11,379, respectively, which may be converted into 420,000 and 227,571 shares, respectively. The expenses have been reflected in the accompanying consolidated financial statements. The share conversions referred to in this Note have taken into the effect of the Reverse Stock Split.

NOTE 8 – INCOME TAXES

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

NOTE 9 – COMMITMENTS AND CONTIGINCIES

Operating lease commitments

The Company terminated its virtual office agreement in Los Angeles, California and has established a new virtual office in Arcadia, California. The new arrangement is on a month-to-month basis at a cost of $200 per month. As of September 30, 2020, the Company has no material commitments under operating leases.

NOTE 10 – SUBSEQUENT EVENTS

On October 9, 2020, a Company’s shareholder loaned the Company the principal amount of $30,000 (the “October2020 Loan”), primarily to pay the Company’s expenses. The October 2020 Loan bears simple interest at a rate of 4% per annum, and lesser of 10% or maximum rate allowed by usury or other similar law after maturity date, and is payable as to both principal and interest on April 9, 2021 (the “Maturity Date”).

The holder of the promissory note (the “October 2020 Note”) evidencing the October 2020 Loan, may, at his sole option, convert (a “Voluntary Conversion”) the outstanding principal and accrued and unpaid interested on the October 2020 Note into shares of the Company’s Common Stock at a rate of $0.01 per share.

The October 2020 Note also provides for events of default and remedies in such event, including without limitation interest at a rate equal to the lesser of 4% per annum or the maximum interest rate allowed under usury or other similar laws from the Maturity Date until the October 2020 Note is paid in full. The October 2020 Note also contains other terms and conditions typical for a transaction of this type.

On December 15, 2020, the Company completed a private offering of its Common Stock. The Company sold 107,000,000 shares of its Common Stock to 34 individuals at a purchase price of $0.01 per share, for gross and net proceeds of $1,070,000.

On December 15, 2020, the Company purchased 80,000 shares of Series C Preferred Stock (“Series C Preferred Shares”), at $10.00 per share, for a total purchase price of $800,000, from Hukui Biotechnology Corporation (“Hukui”), pursuant to that certain Series C Preferred Shares Subscription Agreement dated September 23, 2020 (the “Hukui Agreement”). As previously reported, pursuant to the Hukui Agreement, the Company has agreed to purchase an aggregate 200,000 Series C Preferred Shares, at $10.00 per share, for an aggregate investment of $2,000,000, in a series of three closings from December 15, 2020 through June 30, 2022.

On December 28, 2020, the Company repaid Mr. Lin $65,410 principal amount of a loan due and payable plus accrued interest in the amount of $1,162, for a total of $66,572.

On January 5, 2021, the Company repaid Mr. Lin $20,000 principal amount of a loan due and payable plus accrued interest in the amount of $403, for a total of $20,403.