Form 10-Q
period 2020-12-31
Genufood Energy Enzymes Corp.
filed 2021-02-19
CIK 1510518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 211,083,120 shares as of February 16, 2021

GENUFOOD ENERGY ENZYMES CORP.

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2020

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	1
	CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF DECEMBER 31, 2020 AND SEPTEMBER 30, 2020	1
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED) FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019	2
	CONDENSED CONSOILDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED) FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019	3
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019	4
	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
ITEM 4.	CONTROLS AND PROCEDURES	17

	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	19
ITEM 1A.	RISK FACTORS	19
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4.	MINE SAFETY DISCLOSURES	19
ITEM 5.	OTHER INFORMATION	19
ITEM 6.	EXHIBITS	19

i

PART I

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENUFOOD ENERGY ENZYMES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(US$, except share data and per share data, or otherwise noted)

	As of December 31,	As of September 30,
	2020	2020
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$189,236	$18,092
Total Current Assets	189,236	18,092

Investment	800,000	-
Total Assets	$989,236	$18,092

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$131,236	$129,154
Accrued expenses	21,933	25,436
Due to related parties	121,028	96,035
Notes payable to related parties	55,000	120,410
Notes payable	30,000	-
Total Current Liabilities	359,197	370,035

Commitment and contingencies (Note 11)	-	-

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock; $0.001 par value; 10,000,000,000 shares authorized; 211,083,120 and 104,083,120 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	211,083	104,083
Additional paid-in capital	16,092,127	15,134,979
Discount on common stock	(7,241,581)	(7,241,581)
Accumulated other comprehensive loss	(195,318)	(192,035)
Accumulated deficit	(8,236,272)	(8,158,389)
Total Stockholders’ Equity (Deficiency)	630,039	(352,943)

Total Liabilities and Stockholders’ Equity (Deficiency)	$989,236	$18,092

See Accompanying Notes to Condensed Consolidated Financial Statements.

GENUFOOD ENERGY ENZYMES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(US$, except share data and per share data, or otherwise noted)

	For the three months ended
	December 31,
	2020	2019
	(Unaudited)	(Unaudited)
REVENUE	$-	$-

OPERATING EXPENSES
General & administrative expenses	76,700	73,018
Total operating expenses	76,700	73,018

LOSS FROM OPERATIONS	(76,700)	(73,018)

OTHER (EXPENSE) INCOME
Interest (expense) income	(1,172)	2
Foreign currency transaction loss	(11)	(88)
Total other expense	(1,183)	(86)

Loss before income taxes	(77,883)	(73,104)
Provision for income taxes	-	-

NET LOSS	$(77,883)	$(73,104)

OTHER COMPREHENSIVE LOSS

Foreign currency translation adjustments	(3,283)	(2,661)
COMPREHENSIVE LOSS	$(81,166)	$(75,765)

BASIC & DILUTED LOSS PER SHARE	$ *	$ *

WEIGHTED AVERAGE NUMBER OF ORGINARY SHARES-BASIC & DILUTED	127,344,920	91,249,120

*	Less than $0.01 per share

See Accompanying Notes to Condensed Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION
CONDENSED CONSOILDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(US$, except share data and per share data, or otherwise noted)

For the Three Months Ended December 31, 2020

	Common Stock		Additional				Accumulated Other	Total
	Number of Shares	Amount	Paid-in- Capital	Discount on common stock	Shares to be issued	Accumulated Deficit	Comprehensive Loss	Stockholder’s Equity (Deficit)
SEPTEMBER 30, 2020	104,083,120	$104,083	$15,134,979	$(7,241,581)	$-	$(8,158,389)	$(192,035)	$(352,943)
Shares issued	107,000,000	107,000	957,148					1,064,148
Foreign Currency Translation adjustment							(3,283)	(3,283)
Net Loss						(77,883)		(77,883)
DECEMBER 31, 2020 (Unaudited)	211,083,120	$211,083	$16,092,127	$(7,241,581)	$-	$(8,236,272)	$(195,318)	$630,039

For the Three Months Ended December 31, 2019

	Common Stock		Additional				Accumulated Other	Total
	Number of Shares	Amount	Paid-in- Capital	Discount on common stock	Shares to be issued	Accumulated Deficit	Comprehensive Loss	Stockholder’s Deficit
SEPTEMBER 30, 2019	91,249,120	$91,249	$14,947,113	$(7,241,581)	$9,000	$(7,847,280)	$(190,845)	$(232,344)
Foreign Currency Translation adjustment							(2,661)	(2,661)
Net Loss						(73,104)		(73,104)
DECEMBER 31, 2019 (Unaudited)	91,249,120	$91,249	$14,947,113	$(7,241,581)	$9,000	$(7,920,384)	$(193,506)	$(308,109)

See Accompanying Notes to Condensed Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$, except share data and per share data, or otherwise noted)

	For the Three Months Ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(77,883)	$(73,104)
Adjustments to reconcile net loss to net cash used in operating activities
Change in operating assets and liabilities
Prepayment	-	(12,000)
Other current assets	-	50
Accounts payable	934	1,335
Accrued expenses	(3,503)	8,147
Due to related parties	22,858	17,100
Net cash used in operating activities	(57,594)	(58,472)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Hukui investment	(800,000)	-
Net cash used in investing activities	(800,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable – related party	(65,410)	-
Proceeds from note payable	30,000	-
Proceeds from issuance of common stock	1,064,148	-
Net cash provided by financing activities	1,028,738	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	171,144	(58,472)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	18,092	121,657

CASH AND CASH EQUIVALENTS - END OF PERIOD	$189,236	$63,185

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$1,162	$-
Cash paid for income taxes	$-	$-

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

Since its inception, the Company has always been in the development stage and never generated significant revenues. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operate the Company’s proposed medical diagnostics and personal protection equipment (“PPE”) business.

On December 15, 2020, the Company made the First Tranche Investment in Hukui, by purchasing 80,000 shares of Hukui’s Series C Preferred Stock for $800,000.

The Company is planning to engage in the business of distribution and sales of medical diagnostics and PPE in the United States market.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending September 30, 2021. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

Principle of Consolidation

The condensed consolidated financial statements include the accounts of GEEC and its wholly-owned subsidiary GESPL. All significant inter-company accounts and transactions have been eliminated in consolidation. The wholly-owned subsidiary of the Company did not have business or accounting activities during the three months ended December 31, 2020 and 2019.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the three months ended December 31, 2020 and 2019, no significant estimates and assumptions have been made in the condensed consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. As of December 31, 2020 and September 30, 2020, the Company did not have cash equivalents. The Company’s cash was denominated in United States Dollars (“USD”) or New Taiwan Dollars (“TWD”) and was placed with banks in the United States of America and Taiwan.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7571 and 0.7325 as of December 31, 2020 and September 30, 2020, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7431 and 0.7337 average exchange rates were used to translate revenues and expenses for the three months ended December 31, 2020 and 2019, respectively. Stockholders’ equity (deficiency) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficiency).

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. There were no potential dilutive debt or equity instruments issued and outstanding at any time during the three months ended December 31, 2020 and 2019.

Discounts on Common Stock

Common stock issued lower than the Company’s par value is treated as common stock issued under discounts. The portion of the discount is shown separately as a deduction from the Company’s account of common stock on the Company’s condensed consolidated financial statements.

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

No stock based compensation was issued or outstanding during the three months ended December 31, 2020 and 2019.

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

There were no current and deferred income tax provision recorded for the three months ended December 31, 2020 and 2019 since the Company is in developing stage and did not generate any revenues in the two fiscal periods.

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

NOTE 3 – GOING CONCERN

As of December 31, 2020 and September 30, 2020, the Company had an accumulated deficit of $8,236,180 and $8,158,389, respectively. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of Common Stock. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The Company intends to pursue additional financing to enable it to implement the Company’s business plan. Management believes that these actions, if successful, will allow the Company to continue its operations through the next 12 months. However, there are no commitments in place for such financing currently.

NOTE 4 – INVESTMENT

On December 15, 2020, the Company purchased 80,000 shares of Series C Preferred Stock (“Series C Preferred Shares”), at $10.00 per share, for a total purchase price of $800,000, from Hukui Biotechnology Corporation (“Hukui”), pursuant to that certain Series C Preferred Shares Subscription Agreement dated September 23, 2020 (the “Hukui Agreement”). As previously reported, pursuant to the Hukui Agreement, the Company has agreed to purchase an aggregate 200,000 Series C Preferred Shares, at $10.00 per share, for an aggregate investment of $2,000,000, in a series of three closings from December 15, 2020 through June 30, 2022. Total investment consists of less than 20% of Hukui’s total equity with no significant control over Hukui. The investment is recorded at cost.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

In April, May, July and August 2020, the Company’s President and Chief Executive Officer, Jui Pin Lin, made loans to the Company primarily to pay the Company’s expenses. The promissory notes the Company issued to evidence these loans are due as to both principal and simple interest in six months from their respective issuance dates.

Note date	Amount	Interest rate (per annum)	Maturity date	Balance As of December 31, 2020	Balance As of September 30, 2020
April 24, 2020	$25,000	1%	October 24, 2020	$-	$25,000
May 18, 2020	$40,410	4%	November 18, 2020	$-	$40,410
July 3, 2020	$20,000	4%	January 3, 2021	$20,000	$20,000
August 26, 2020	$35,000	4%	February 26, 2021	$35,000	$35,000

On December 28, 2020, the Company repaid Mr. Lin $65,410 principal amount of a loan due and payable plus accrued interest in the amount of $1,162, for a total of $66,572. On January 5, 2021, the Company repaid Mr. Lin $20,000 principal amount of a loan due and payable plus accrued interest in the amount of $403, for a total of $20,403. As of December 31, 2020, only the loan made on August 26, 2020 remains outstanding and unpaid. Mr. Lin may, at his sole option, convert any outstanding principal and accrued and unpaid interest into shares of the Common Stock of the Company at a rate of $0.05 per share.

Interest expense incurred from the notes for the three months ended December 31, 2020 amounted to $1,010.

NOTE 6 – NOTES PAYABLE

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

Interest expense incurred from the notes for the three months ended December 31, 2020 amounted to $260.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIENCY)

The Company is authorized under its articles of incorporation, as amended, to issue 10,000,000,000 shares of Common Stock, par value $0.001 per share.

Issuance of Common Stock

During the year ended September 30, 2020 the Company issued 3,834,000 shares of Common Stock to related parties to repay unpaid compensation and 9,000,000 shares of Common Stock to the CEO for stock previous not issued due to limited number of authorized shares. For the year ended September 30, 2019 the Company issued 4,091,720 shares of Common Stock for equity financing and 18,000,000 shares of Common Stock to the CEO for settlement.

On December 15, 2020, the Company completed a private offering of its Common Stock. The Company sold 107,000,000 shares of its Common Stock to 34 individuals at a purchase price of $0.01 per share, for gross proceeds of $1,070,000, before allocating certain expenses associated with the offering in the amount of $5,852 as adjusted paid-in capital.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Related Parties

Name of related parties	Relationship with the Company
Yi Lung (Oliver) Lin	Principal shareholder
Jui Pin (John) Lin	Principal shareholder, President and CEO
Shao-Cheng (Will) Wang	CFO
Kuang Ming (James) Tsai	Director
Ching Ming (James) Hsu	Director

Due to related party balance

The Company’s related party balances are as follows:

	December 31, 2020	September 30, 2020
AMCM	$65,791	$63,656
James Tsai	7,500	-
Jui Pin (John) Lin	30,000	21,000
Shao-Cheng (Will) Wang	17,737	11,379
Total	$121,028	$96,035

The balances due to AMCM were carried forward from previous year and related to sharing of office space in Singapore. The balances due to AMCM changed from $63,656 at September 30, 2020 to $65,791 at December 31, 2020, primarily due to the changes in foreign currency translation.

The balances due to James Tsai, Jui Pin (John) Lin, and Shao-Cheng (Will) Wang were related to unpaid compensation due to these current and former officers and director.

The related party balances are unsecured, interest-free and due on demand.

NOTE 9 – STOCK-BASED COMPENSATION

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

NOTE 10 – INCOME TAXES

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

NOTE 11 – COMMITMENTS AND CONTIGINCIES

Operating lease commitments

The Company terminated its virtual office agreement in Los Angeles, California and has established a new virtual office in Arcadia, California. The new arrangement is on a month-to-month basis at a cost of $200 per month. As of December 31, 2020, the Company has no material commitments under operating leases.

NOTE 12 – SUBSEQUENT EVENTS

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

A 1-for-100 reverse stock split (the “Reverse Stock Split”) of our common stock (the “Common Stock”) became effective with the State of Nevada on July 6, 2020 and with the Financial Industry Regulatory Authority and in the market on July 23, 2020 (the “Effective Date”). Unless expressly stated herein, all share amounts of our common stock (“Common Stock”) presented in this report have been adjusted to reflect the Reverse Stock Split.

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

Overview

In 2019 and through early 2020, we had planned to import enzyme supplements from the United States for sale in Taiwan. However, due to the COVID-19 pandemic, all non COVID-19 related matters, including obtaining an import license from Taiwan’s Ministry of Economic Affairs and the Taiwan Food and Drug Administration (“FDA”), have been delayed or are taking longer than usual in Taiwan since late-January 2020. For various reasons, including the fact that without a reasonably foreseeable end of the pandemic and Taiwan government resources being shifted to dealing with the pandemic, our current management, which took office in March 2020, we decided to abandon the plan to restart our enzyme products business.

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

We will purchase the Series C Preferred Shares in three tranches, through a date on or before June 30, 2022, as follows:

●	The first tranche is 80,000 Series C Preferred Shares in the amount of $800,000 (the “First Tranche Investment”), such shares having been purchased by us on December 15, 2020 (the “First Tranche Closing”);

●	The second tranche is 60,000 Series C Preferred Shares in the amount of $600,000 (the “Second Tranche Investment”), such shares to be purchased by us on or before June 30, 2021 (the “Second Tranche Closing”); and

●	The third tranche is 60,000 Series C Preferred Shares in the amount of $600,000 (the “Third Tranche Investment”), such shares to be purchased by us on or before June 30, 2022 (the “Third Tranche Closing”).

If Hukui does not achieve further milestones or meet further conditions, we will have the option either to (i) abandon the Second Tranche Investment and/or the Third Tranche Investment, or (ii) waive the failure of Hukui to meet such conditions and proceed with the Second Tranche Investment and/or the Third Tranche Investment.

Notwithstanding the foregoing, management and the Board of Directors may amend or abandon at any time our current intended investment in Hukui. and/or develop a business plan for a new business that we would operate and/or engage in a reverse merger with another company.

If we do not adopt a plan of operations to operate a business or engaged in a reverse merger with another company, we may be obligated to register and operate as an investment company under the Investment Company Act of 1940 as a result of our investment in Hukui.

Regardless of which overall business strategy we pursue – starting our own operating business, engaging in a reverse merger or being an investment company – we will continue to need capital to meet our expenses, primarily overhead and the professional fees related to the cost of compliance as a reporting company. We must also raise funds to meet our obligation to invest $0.8 million in Hukui in the Second Tranche Investment on or before June 30, 2021. There are no commitments in place to fund any such business or fund the Second Tranche Investment and no guarantee can be given that we will be able to secure such funding on terms that are favorable to us, or at all.

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

In the quartered ended December 31, 2020, another stockholder loaned us $30,000, on substantially the same terms as the terms of the loans from Mr. Lin. We may also raise equity, debt, convertible debt or a combination of any of the foregoing, from other parties for the capital we may need for any of the purposes specified in this report. There is no agreement in place between the Company and Mr. Lin, the other shareholder or anyone else, for such capital to continue to be made available to us as needed, and we cannot guarantee that any such capital will continue to be available to us on favorable terms, or at all, in the future.

Plan of Operations

The following plan of operations is tentative and subject to change, including but not limited to delays we are facing, and expect to continue to face, dealing with governmental agencies and other regulators as a result of reduced operations resulting from the COVID-19 pandemic. Management and the Board of Directors may amend or abandon at any time our new plan of operations, which itself in an early phase.

We are currently exploring business opportunities for products with high demand since the advent of the COVID-19 pandemic in the areas of medical diagnostics and personal protection equipment (“PPE”). We are exploring marketing two COVID-19 rapid test kits which will be useful during the pandemic period, as well as a medical mask. The primary marketing period for the rapid test kits would be during the pandemic itself, while the medical mask may still be in demand after the pandemic but with lesser demand. The rapid test method and kits are similar to those already on the market. The manufacturers are working on regulatory review and approval to be accepted by the market and potential clients. We plan to initiate the business plan of the distribution and sale of the medical diagnostics and PPE discussed below within the next six months, subject to adequate funding, regulatory approval and other factors, some of which are beyond our control.

Medical Diagnostics

2019-nCoV IgG/IgM Antibody Rapid Test. The 2019-nCoV IgG/IgM Antibody Rapid Test is a rapid immuno-chromatographic assay for the simultaneous detection of IgG and IgM antibodies to 2019-nCoV virus in human whole blood, serum or plasma. The assay is used as a screening test for 2019-nCoV viral infection and as an aid for differential diagnosis of acute phase infections or previous infections. We are currently communicating with one or more manufacturers in Taiwan for distribution of the rapid test in the United States.

Vstrip COVID-19 Antigen Rapid Test. The Vstrip COVID-19 Antigen Rapid Test is a rapid in vitro immunochromatographic assay intended for the qualitative detection of nucleocapsid protein antigen from SARS-CoV-2 in nasopharyngeal swab from individuals who are suspected of COVID-19 by their healthcare provider within the first five days of the onset of symptoms. We are currently communicating with one or more manufacturers in Taiwan for future distribution of the rapid test in the United States.

We do not have any agreement in place at this time with any manufacturer of either the antibody rapid test or the antigen rapid test.

PPE

3-Ply Medical Grade Mask. The medical-grade face mask is intended to be worn to protect against the spread or transmission of infectious germs during surgical interventions in operating theatres and other medical facilities. The main aim is to protect the patient against infectious germs. We are currently communicating with one or more manufacturers in Taiwan for future distribution of the masks in the United States. We do not have any agreement in place at this time with any manufacturer of the masks.

Manufacturing

We do have our own manufacturing plants for the above mentioned products. We have contacted manufacturers with whom our management has previous relations. If we are successful in our negotiations, we will purchase the test kits and/or masks directly from the manufacturers for sale in the United States.

We currently estimate that we may spend up to approximately $1,000,000 to purchase the products that we would sell in the United States.

Marketing

We plan to distribute the PPE through online sales platform and distributors in the United States to sell the products in retail stores. We understand from the manufacturers that the mask has already received U.S. Food and Drug Administration (“FDA”) approval. We understand that the manufacturers of the rapid test kits have applied for, but not yet received, FDA approval. We will explore the market and sales channels beginning in this pre-operational period. We are still developing a more detailed marketing timeline for the PPE.

We currently estimate that we may spend up to approximately $1,200,000 on various operational expenses, including marketing costs, which may include sampling giveaway/testing, on-line marketing and printed marketing materials, in addition to the cost of actual product purchases for a total requirement of up to $2,200,000 to commence this business. We do not have any commitments for such funding at this time.

Competition

The antigen and antibody rapid test kits are relatively new in the market. With vaccines being rolled out worldwide, we believe the demand for test kits will increase, since many businesses, including airlines, and many places, including tourist destinations, will require negative COVID tests, not just proof of vaccination, for the foreseeable future. Nonetheless, we will face significant competition from other manufacturers of rapid antigen and antibody tests, including Abbott Laboratories, Access Bio, Inc. and Babson Diagnostics, Inc., many of which companies have been in business longer than we have and have substantially larger resources than we have.

The mask has an extremely low barrier to entry and is a highly fragmented market. Masks such as the mask we intend to sell are currently being widely sold in the market under many different trade names. Therefore, we will face intense competition in the marketing of the product with many companies, including Honeywell, 3M Company and Kimberley-Clark Corporation, a number of which have been in business much longer than we have and have substantially greater financial and other resources than we have.

Regulation

In order to sell the rapid test kits in the United States, FDA approval is required. We believe that the manufacturers to whom we are speaking have applied for FDA approval for their rapid test kits and are awaiting approval.

In order to sell a medical-grade mask in the United States, FDA approval is required. We believe that the manufacturers to whom we are speaking have received FDA approval for their masks.

Intellectual Property

As distributors of other parties’ products, we do not believe that we have any protectable intellectual property for the test kits or medical masks.

Results of Operations

Three -Month Period Ended December 31, 2020 compared to the Three-Month Period Ended December 31, 2019

Revenues

We did not generate any revenues during the three-month period ended December 31, 2020 and 2019.

Operating Expenses

We incurred total operating expenses of $76,700 and $73,018 for the three-month periods ended December 31, 2020 and 2019, respectively. Our operating expenses consist of legal fees, other professional fees, payroll expenses, rent, bank charges, and transfer agent fees. The increase in operating expenses for the three-month period ended December 31, 2020 compared to the same period ended in 2019 was primarily due to increase in legal fees and payroll expenses.

Net Loss

As a result of the above, our net loss increased from $73,104 in the three-month period ended December 31, 2019 to $77,883 in the same period ended in 2020.

Effect of the COVID-19 Pandemic on our Business

While our liquidity and capital resources are severely limited and present serious obstacles to starting a business or continuing to meet or obligations to invest in Hukui, these limitations are unrelated to the pandemic and resulting global economic crisis.

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

Liquidity and Capital Resources

Working Capital

	December 31,	September 30,
	2020	2020
Current Assets	$189,236	$18,092
Current Liabilities	359,197	371,035
Working Capital Deficit	$(169,961)	$(352,943)

As of December 31, 2020, we had cash and cash equivalents of $189,236 and a working capital deficit of $169,961. In comparison, as of September 30, 2020, we had cash and cash equivalents of $18,092 and a working capital deficit of $352,943.

As of December 31, 2020, we had total assets of $989,236, compared with total assets of $18,092 at September 30, 2020. The increase in total assets was primarily due to increase in cash and cash equivalent and investment from the private offering of our Common Stock, which was completed in December 2020.

We had $359,197 in total current liabilities as of December 31, 2020, consisting of $131,236 in accounts payable, $21,933 in accrued expenses, $121,028 due to related parties, $55,000 in notes payable – related party, and $30,000 in note payable. This is compared to total current liabilities of $371,035 as of September 30, 2020, which included $129,154 in accounts payable, $25,436 in accrued expenses, $96,035 due to related parties and $120,410 in notes payable – related party. The increase in due to related parties was primarily due to unpaid compensation to officers and directors.

During the quarter ended December 31, 2020, one of our shareholders loaned us the principal amount of $30,000 (the “October 2020 Loan”), primarily to pay our expenses. The October 2020 Loan bears simple interest at a rate of 4% per annum and is payable as to both principal and interest on April 13, 2021.

There is also outstanding a loan in the principal amount of $35,000, which our President and Chief Executive Officer, Jui Pin Lin, loaned to us on August 26, 2020 (the “August 2020 Loan”). The August 2020 Loan bears simple interest at a rate of 4% per annum and is payable as to both principal and interest on February 26, 2021.

The holders of the promissory notes evidencing the August 2020 Loan (the “August 2020 Note”) and the October 2020 Loan (individually, the “October 2020 Note” and, together with the August 2020 Notes, the “Notes”), may, at the holder’s sole option, convert (a “Voluntary Conversion”) the outstanding principal and accrued and unpaid interested on their note into shares of our Common Stock at a rate of $0.05 per share.

The Notes also provides for events of default and remedies in such event, including without limitation interest at a rate equal to the lesser of 10% per annum or the maximum interest rate allowed under usury or other similar laws from the respective maturity dates of the August 2020 Loan and October 2020 Loan, until the August 2020 Note and October 2020 Note, respectively, are paid in full. The Notes also contains other terms and conditions typical for a transaction of this type. There is no commitment from Mr. Lin, the other lending shareholder or anyone else, to continue to fund our expenses.

We had a total stockholders’ equity of $630,039 and an accumulated deficit of $8,236,272 as of December 31, 2020. In comparison, we had a total stockholders’ deficiency of $352,943 and an accumulated deficit of $8,158,389 as of September 30, 2020

On December 15, 2020, we completed a private offering of our Common Stock. We sold 107,000,000 shares of our Common Stock to 34 individuals at a purchase price of $0.01 per share, for gross proceeds of $1,070,000 before allocating certain expenses associated with the offering in the amount of $5,852 as adjusted paid-in capital.

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

We are authorized to issue 10,000,000,000 shares of Common Stock and that number did not change as a result of the Reverse Stock Split.

Cash Flows

	Three months ended December 31, 2020	Three months ended December 31, 2019
Cash flows used in operating activities	$(57,594)	$(58,472)
Cash flows used in investing activities	(800,000)	-
Cash flows provided by financing activities	1,028,738	-
Net increase (decrease) in cash during period	$171,144	$(58,472)

During the three-month period ended December 31, 2020, we used $57,594 of cash in operating activities which was attributable primarily to our net loss of $77,883 offset by the change in operating assets and liabilities of $20,289. In comparison, during the three-month period ended December 31, 2019, we used $58,472 of cash in operating activities which was attributable to our net loss of $73,104 and the change in operating assets and liabilities of $14,632.

With respect to our investing activities, we used $800,000 in payment for investment made to Hukui during the three months ended December 31, 2020. We did not have investing cash flow activities for the three months ended December 31, 2019.

During the three-month period ended December 31, 2020, we had total cash inflow of $1,028,738 from financing activities. We repaid $65,410 to notes payable – related party, which our President and Chief Executive Officer, Jui Pin Lin, previously loaned us. We received $30,000 from note payable as loan from a shareholder of the Company. We received $1,064,148, net of directly associated expenses, including legal, transfer agent, and printing and delivery expenses, from private offering of our Common Stock, which was completed in December 2020. For accounting purpose, we recorded the net proceeds from private offering instead of the gross amount of $1,070,000.

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

To date, our capital requirements have primarily been funded by shareholders through the purchase of our Common Stock in private offerings. We currently estimate that we will need to raise additional capital of approximately $3,000,000, consisting of up to $2,200,000 to start our new medical diagnostics and PPE business over the next nine months and $800,000 for the Second Tranche Investment in Hukui. We may also need to raise additional capital for corporate expenses. We are exploring options of raising additional capital through issuing more Common Stock or other securities, including debt, convertible into Common Stock. There are no agreements, arrangements or understandings in place with respect to raising any additional capital from any person. There can be no assurance that we will be able to raise such capital when and as needed on terms that are favorable to us, or at all.

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

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. For the three-month periods ended December 31, 2020 and 2019, no significant estimates and assumptions have been made in the condensed consolidated financial statements. The following are some of the critical accounting policies in relation to the preparation of the condensed consolidated financial statements. For a full summary of our critical accounting policies, please refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7571 and 0.7325 as of December 31, 2020 and September 30, 2020, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7431 and 0.7337 average exchange rates were used to translate revenues and expenses for the three months ended December 31, 2020 and 2019, respectively. Stockholders’ equity (deficiency) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficiency).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiary, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses in internal control over financial reporting identified above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020 based on the criteria set forth in “Internal Control—Integrated Framework” issued by COSO.

Due to the nature of the material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected. The material weaknesses identified above either individually or in aggregation did not result in any identified misstatements or errors in the Company’s consolidated financial statements as at and for the three-month period ended December 31, 2020.

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

On December 15, 2020, we completed a private offering of our Common Stock. We sold 107,000,000 shares of our Common Stock to 34 individuals at a purchase price of $0.01 per share, for gross and net proceeds of $1,070,000. The offering was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D and/or Regulation S promulgated thereunder.

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
19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUFOOD ENERGY ENZYMES CORP.

Date: February 19, 2021	By:	/s/ JUI PIN LIN
Jui Pin Lin
President and Chief Executive Officer
20