Form 10-Q
period 2021-03-31
Genufood Energy Enzymes Corp.
filed 2021-05-20
CIK 1510518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 220,542,921 shares as of May 17, 2021

GENUFOOD ENERGY ENZYMES CORP.

FORM 10-Q FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 2021

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(US$, except share data and per share data, or otherwise noted)

	As of March 31,	As of September 30,
	2021	2020
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$59,489	$18,092
Prepayment	6,340	-
Due from related party	487	-
Total Current Assets	66,316	18,092

Investment	800,000	-
Total Assets	$866,316	$18,092

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$130,722	$129,154
Accrued expenses	1,787	25,436
Due to related parties	64,632	96,035
Notes payable to related parties	-	120,410
Notes payable	30,000	-
Total Current Liabilities	227,141	371,035

Commitment and contingencies (Note 11)	-	-

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock; $0.001 par value; 10,000,000,000 shares authorized; 217,483,085 and 104,083,120 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	217,483	104,083
Additional paid-in capital	16,180,125	15,134,979
Discount on common stock	(7,241,581)	(7,241,581)
Accumulated other comprehensive loss	(193,535)	(192,035)
Accumulated deficit	(8,323,317)	(8,158,389)
Total Stockholders’ Equity (Deficiency)	639,175	(352,943)

Total Liabilities and Stockholders’ Equity (Deficiency)	$866,316	$18,092

See Accompanying Notes to Condensed Consolidated Financial Statements.

GENUFOOD ENERGY ENZYMES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(US$, except share data and per share data, or otherwise noted)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General & administrative expenses	86,875	81,796	163,575	154,814
Total operating expenses	86,875	81,796	163,575	154,814

LOSS FROM OPERATIONS	(86,875)	(81,796)	(163,575)	(154,814)

OTHER INCOME (EXPENSE)
Interest income (expense)	(521)	1	(1,693)	3
Foreign currency loss	(431)	-	(442)	(88)
Other non-operating income, net	1,582	-	1,582	-
Total other income (expense)	630	1	(553)	(85)

Loss before income taxes	(86,245)	(81,795)	(164,128)	(154,899)
Income tax expense	800	-	800	-

NET LOSS	$(87,045)	$(81,795)	$(164,928)	$(154,899)

OTHER COMPREHENSIVE LOSS

Foreign currency transaction adjustments	1,783	5,362	(1,500)	2,701
COMPREHENSIVE LOSS	$(85,262)	$(76,433)	$(166,428)	$(152,198)

BASIC & DILUTED LOSS PER SHARE	$ *	$ *	$ *	$ *

WEIGHTED AVERAGE NUMBER OF ORGINARY SHARES-BASIC & DILUTED	211,083,120	91,249120	168,753,920	91,249,120

*	Less than $0.01 per share

See Accompanying Notes to Condensed Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION
CONDENSED CONSOILDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(US$, except share data and per share data, or otherwise noted)

 For the Three And Six Months Ended March 31, 2021 And 2020

				Discount			Accumulated
	Common Stock		Additional	on	Shares		Other	Total
	Number of Shares	Amount	Paid-in- Capital	common stock	to be issued	Accumulated Deficit	Comprehensive Loss	Stockholder’s Equity
DECEMBER 31, 2020 (Unaudited)	211,083,120	$211,083	$16,092,127	$(7,241,581)	$-	$(8,236,272)	$(195,318)	$630,039
Issuance of Common Stock for Debt Conversion – Director and Officers	5,121,889	5,122	70,972					76,094
Issuance of Common Stock for Debt Conversion – Consultants	1,278,076	1,278	17,026					18,304
Foreign Currency Translation adjustment							1,783	1,783
Net Loss						(87,045)		(87,045)
MARCH 31, 2021 (unaudited)	217,483,085	$217,483	$16,180,125	$(7,241,581)	$-	$(8,323,317)	$(193,535)	$639,175

				Discount			Accumulated
	Common Stock		Additional	on	Shares		Other	Total
	Number of Shares	Amount	Paid-in- Capital	common stock	to be issued	Accumulated Deficit	Comprehensive Loss	Stockholder’s Deficit
DECEMBER 31, 2019 (Unaudited)	91,249,120	$91,249	$14,947,113	$(7,241,581)	$9,000	$(7,920,384)	$(193,506)	$(308,109)
Foreign Currency Translation adjustment							5,362	5,362
Net Loss						(81,795)		(81,795)
MARCH 31, 2020 (unaudited)	91,249,120	$91,249	$14,947,113	$(7,241,581)	$9,000	$(8,002,179)	$(188,144)	$(384,542)

				Discount			Accumulated
	Common Stock		Additional	on	Shares		Other	Total
	Number of Shares	Amount	Paid-in- Capital	common stock	to be issued	Accumulated Deficit	Comprehensive Loss	Stockholder’s Equity
BALANCE AT SEPTEMBER 30, 2020	104,083,120	$104,083	$15,134,979	$(7,241,581)	$-	$(8,158,389)	$(192,035)	$(352,943)
Shares issued for cash	107,000,000	107,000	957,148					1,064,148
Issuance of Common Stock for Debt Conversion – Director and Officers	5,121,889	5,122	70,972					76,094
Issuance of Common Stock for Debt Conversion – Consultants	1,278,076	1,278	17,026					18,304
Foreign Currency Translation adjustment							(1,500)	(1,500)
Net Loss						(164,928)		(164,928)
MARCH 31, 2021 (unaudited)	217,483,085	$217,483	$16,180,125	$(7,241,581)	$-	$(8,323,317)	$(193,535)	$639,175

				Discount			Accumulated
	Common Stock		Additional	on	Shares		Other	Total
	Number of Shares	Amount	Paid-in- Capital	common stock	to be issued	Accumulated Deficit	Comprehensive Loss	Stockholder’s Deficit
BALANCE AT SEPTEMBER 30, 2019	91,249,120	$91,249	$14,947,113	$(7,241,581)	$9,000	$(7,847,280)	$(190,845)	$(232,344)
Foreign Currency Translation adjustment							2,701	2,701
Net Loss						(154,899)		(154,899)
MARCH 31, 2020 (unaudited)	91,249,120	$91,249	$14,947,113	$(7,241,581)	$9,000	$(8,002,179)	$(188,144)	$(384,542)

See Accompanying Notes to Condensed Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$, except share data and per share data, or otherwise noted)

	For the Six Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(164,928)	$(154,899)
Adjustments to reconcile net loss to net cash used in operating activities
Change in operating assets and liabilities
Prepayment	(6,340)	-
Due from related parties	(487)	-
Other current assets	-	50
Accounts payable	1,044	(225)
Accrued expenses	(5,345)	2,644
Due to related parties	43,715	34,200
Net cash used in operating activities	(132,341)	(118,230)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Hukui investment	(800,000)	-
Net cash used in investing activities	(800,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable – related party	(120,410)	-
Proceeds from note payable	30,000	-
Proceeds from issuance of common stock	1,064,148	-
Net cash provided by financing activities	973,738	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,397	(118,230)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	18,092	121,657

CASH AND CASH EQUIVALENTS - END OF PERIOD	$59,489	$3,427

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
Cash paid for interest	$2,271	$-
Cash paid for income taxes	$800	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock for Debt Conversion – Director and Officers	$76,094	$-
Issuance of Common Stock for Debt Conversion – Consultants	18,304	-
Total	$94,398	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Genufood Energy Enzymes Corp., USA (the “Company” or “GEEC”) was incorporated under the laws of the State of Nevada on June 21, 2010. On February 13, 2012 GEEC incorporated a wholly-owned subsidiary company, Genufood Enzymes (S) Pte Ltd (“GESPL”) in Singapore.

The Company is currently a shell company.

Since its inception, the Company has always been in the development stage and never generated significant revenues. The Company is planning to engage in the business of distribution and sales of medical test kits and personal protection equipment (“PPE”) in the United States. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operate the Company’s proposed medical test kits and PPE business.

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

Principle of Consolidation

The condensed consolidated financial statements include the accounts of GEEC and its wholly-owned subsidiary GESPL. All significant inter-company accounts and transactions have been eliminated in consolidation. The wholly-owned subsidiary of the Company did not have business or accounting activities during the six months ended March 31, 2021 and 2020.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the six months ended March 31, 2021 and 2020, no significant estimates and assumptions have been made in the condensed consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. As of March 31, 2021 and September 30, 2020, the Company did not have cash equivalents. The Company’s cash was denominated in United States Dollars (“USD”) or New Taiwan Dollars (“TWD”) and was placed with banks in the United States of America and Taiwan.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7437 and 0.7325 as of March 31, 2021 and September 30, 2020, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7468 and 0.7278 average exchange rates were used to translate revenues and expenses for the six months ended March 31, 2021 and 2020, respectively. Stockholders’ equity (deficiency) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficiency).

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange difference, presented as foreign currency transaction loss, is included in the accompanying condensed consolidated statements of operations.

Business Segments

The Company operates in only one segment.

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. There were no potential dilutive debt or equity instruments issued and outstanding at any time during the six months ended March 31, 2021 and 2020.

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

Effective March, 31, 2021, the Company issued shares to repay accrued and unpaid compensation to the Company’s Chief Executive Officer, Chief Financial Officer, certain employees and a consultant. See note 7.

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

There were no current and deferred income tax provision recorded for the six months ended March 31, 2021 and 2020 since the Company is in developing stage and did not generate any revenues in the two fiscal periods.

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

NOTE 3 – GOING CONCERN

As of March 31, 2021 and September 30, 2020, the Company had an accumulated deficit of $8,323,317 and $8,158,389, respectively. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of Common Stock. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The Company intends to pursue additional financing to enable it to implement the Company’s business plan. Management believes that these actions, if successful, will allow the Company to continue its operations through the next 12 months. However, there are no commitments in place for such financing currently.

NOTE 4 – INVESTMENT

On December 15, 2020, the Company purchased 80,000 shares of Series C Preferred Stock (“Series C Preferred Shares”), at $10.00 per share, for a total purchase price of $800,000, from Hukui Biotechnology Corporation (“Hukui”), pursuant to that certain Series C Preferred Shares Subscription Agreement dated September 23, 2020 (the “Hukui Agreement”). As previously reported, pursuant to the Hukui Agreement, the Company has agreed to purchase an aggregate 200,000 Series C Preferred Shares, at $10.00 per share, for an aggregate investment of $2,000,000, in a series of three closings from December 15, 2020 through June 30, 2022. Total investment consists of less than 20% of Hukui’s total equity with no significant control over Hukui. The investment is recorded at cost. The management quarterly reviews the investment for possible impairment. As of March 31, 2021 the Company believes that there is no impairment.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

In April, May, July and August 2020, the Company’s President and Chief Executive Officer, Jui Pin Lin, made loans to the Company primarily to pay the Company’s expenses. The promissory notes the Company issued to evidence these loans are due as to both principal and simple interest in six months from their respective issuance dates.

Note date	Amount	Interest rate (per annum)	Maturity date	Balance As of March 31, 2021	Balance As of September 30, 2020
April 24, 2020	$25,000	1%	October 24, 2020	$-	$25,000
May 18, 2020	$40,410	4%	November 18, 2020	$-	$40,410
July 3, 2020	$20,000	4%	January 3, 2021	$-	$20,000
August 26, 2020	$35,000	4%	February 26, 2021	$-	$35,000

On December 28, 2020, the Company repaid Mr. Lin $65,410 principal amount of a loan due and payable plus accrued interest in the amount of $1,162, for a total of $66,572. On January 5, 2021, the Company repaid Mr. Lin $20,000 principal amount of a loan due and payable plus accrued interest in the amount of $403, for a total of $20,403. On February 26, 2021, the Company repaid Mr. Lin $35,000 principal amount of a loan due and payable plus accrued interest in the amount of $706, for a total of $35,706. As of March 31, 2021, the Company does not owe Mr. Lin any amount with respect to these loans.

Interest expense incurred from the notes for the six months ended March 31, 2021 amounted to $1,235.

NOTE 6 – NOTES PAYABLE

On October 9, 2020, a Company’s shareholder loaned the Company the principal amount of $30,000 (the “October 2020 Loan”), primarily to pay the Company’s expenses. The October 2020 Loan bears simple interest at a rate of 4% per annum, and lesser of 10% or maximum rate allowed by usury or other similar law after maturity date, and is payable as to both principal and interest on April 9, 2021 (the “Maturity Date”).

The holder of the promissory note (the “October 2020 Note”) evidencing the October 2020 Loan, may, at her sole option, convert (a “Voluntary Conversion”) the outstanding principal and accrued and unpaid interested on the October 2020 Note into shares of the Company’s Common Stock at a rate of $0.01 per share.

Interest expense incurred from the notes for the six months ended March 31, 2021 amounted to $556.

On the Maturity Date, the noteholder converted the outstanding principal, together with accrued and unpaid interest into 3,059,836 shares of the Company’s Common Stock at a rate of $0.01 per share.

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

Effective March 31, 2021, the Company issued an aggregate 6,399,965 shares of its Common Stock to certain of its directors, officers, employees and a consultant, who converted accrued and unpaid compensation in the aggregate amount of $94,398. Of this amount, (i) $37,998 was with respect to amounts accrued during fiscal year 2020 and was converted at a rate of $0.05 per share into an aggregate 759,965 shares of its Common Stock; and (ii) $56,400 was with respect to amount accrued during fiscal year 2021 through March 31, 2021 and was converted at a rate of $0.01 per share into an aggregate 5,640,000 shares of its Common Stock.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Related Parties

Name of related parties	Relationship with the Company
Yi Lung (Oliver) Lin	Principal shareholder
Jui Pin (John) Lin	Principal shareholder, President and CEO
Shao-Cheng (Will) Wang	CFO
Kuang Ming (James) Tsai	Director
Ching Ming (James) Hsu	Director
Hui-Chuan (Sandra) Lin	Assistant to the CEO

Due to related party balance

The Company’s related party balances are as follows:

	March 31, 2021	September 30, 2020
Access Management Consulting and Marketing Pte Ltd. (“AMCM”)	$64,632	$63,656
James Tsai	-	-
Jui Pin (John) Lin	-	21,000
Shao-Cheng (Will) Wang	-	11,379
Total	$64,632	$96,035

The balances due to AMCM were carried forward from previous year and related to sharing of office space in Singapore. The balances due to AMCM changed from $63,656 at September 30, 2020 to $64,632 at March 31, 2021, primarily due to the changes in foreign currency translation. We believe that AMCM is controlled by Yi Lung (Oliver) Lin.

The balances due to James Tsai, Jui Pin (John) Lin, and Shao-Cheng (Will) Wang were related to unpaid compensation due to these current and former officers and director. The balances have been paid off as of March 31, 2021, see note 7.

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

Effective March 31, 2021, the Company issued an aggregate 6,399,965 shares of its Common Stock to certain of its directors, officers, employees and a consultant, who converted accrued and unpaid compensation in the aggregate amount of $94,398. Of this amount, (i) $37,998 was with respect to amounts accrued during fiscal year 2020 and was converted at a rate of $0.05 per share into an aggregate 759,965 shares of its Common Stock; and (ii) $56,400 was with respect to amount accrued during fiscal year 2021 through March 31, 2021 and was converted at a rate of $0.01 per share into an aggregate 5,640,000 shares of its Common Stock.

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

NOTE 11 – COMMITMENTS AND CONTIGINCIES

Operating lease commitments

The Company terminated its virtual office agreement in Los Angeles, California and has established a new virtual office in Arcadia, California. The new arrangement is on a month-to-month basis at a cost of $200 per month. As of March 31, 2021, the Company has no material commitments under operating leases.

NOTE 12 – SUBSEQUENT EVENTS

On April 9, 2021, the Company repaid the October 2020 Loan from a stockholder for the unpaid principal and interest accrued until the Maturity Date in the form of a conversion at a rate of $0.01 per share into 3,059,836 shares of the Company’s Common Stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL NOTE

A 1-for-100 reverse stock split (the “Reverse Stock Split”) of our common stock (the “Common Stock”) became effective with the State of Nevada on July 6, 2020 and with the Financial Industry Regulatory Authority and in the market on July 23, 2020 (the “Effective Date”). Unless expressly stated herein, all share amounts of our Common Stock presented in this report have been adjusted to reflect the Reverse Stock Split.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

●	risks related to our ability to meet our financial obligations in the agreement for us to make certain investments over time in Hukui Biotechnology Corporation (“Hukui”) ;

●	risks related to our ability to identify, pursue and commence a reverse merger and/or a possible operating business in combination with our investment in Hukui;

●	our ability to obtain adequate funding to commence our medical test kit and equipment business, and meet our operating expenses on a current basis;

●	delays in our ability to obtain any necessary business licenses and permits, and commence business operations, whether as a result of the COVID-19 pandemic or otherwise;

●	general economic uncertainty, whether as a result of the COVID-19 pandemic or otherwise;

●	current and longer-term economic and other impacts of the COVID-19 pandemic on our operations, results of operations and financial condition, including without limitation changes in consumer spending patterns for non-essential products, resulting from the economic crisis caused by lockdown, shelter-in-place, stay-at-home or similar orders instituted as a result of the pandemic, or otherwise.

Overview

In 2019 and through early 2020, we had planned to restart our original enzyme products business, by importing enzyme supplements from the United States for sale in Taiwan. However, due to the COVID-19 pandemic, all non-COVID-19 related matters, including obtaining an import license from Taiwan’s Ministry of Economic Affairs and the Taiwan Food and Drug Administration (“FDA”), were delayed or were taking longer than usual in Taiwan beginning in late-January 2020. For various reasons, including the fact that, without a reasonably foreseeable end of the pandemic and Taiwan government resources being shifted to dealing with the pandemic, we decided to abandon the plan to restart our enzyme products business.

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

We are currently exploring business opportunities for products with high demand since the advent of the COVID-19 pandemic in the areas of medical test kits and personal protection equipment (“PPE”). We are exploring marketing two COVID-19 rapid test kits which will be useful during the pandemic period, as well as a medical mask, medical-grade gloves and possibly other PPE.

In late September 2020, we announced that Hukui and we had entered into a Series C Preferred Shares Subscription Agreement dated September 23, 2020 (the “Hukui Agreement”), pursuant to which we have agreed to purchase an aggregate 200,000 shares of Hukui’s Series C Preferred Stock (“Series C Preferred Shares”) at $10.00 per share, for an aggregate investment of $2,000,000.

We will purchase the Series C Preferred Shares in three tranches, through a date on or before June 30, 2022, as follows:

●	The first tranche is 80,000 Series C Preferred Shares in the amount of $800,000 (the “First Tranche Investment”), which shares we purchased on December 15, 2020 (the “First Tranche Closing”);

●	The second tranche is 60,000 Series C Preferred Shares in the amount of $600,000 (the “Second Tranche Investment”), such shares to be purchased by us on or before June 30, 2021 (the “Second Tranche Closing”); and

●	The third tranche is 60,000 Series C Preferred Shares in the amount of $600,000 (the “Third Tranche Investment”), such shares to be purchased by us on or before June 30, 2022 (the “Third Tranche Closing”).

If Hukui does not achieve further milestones or meet further conditions, we will have the option either to (i) abandon the Second Tranche Investment and/or the Third Tranche Investment, or (ii) waive the failure of Hukui to meet such conditions and proceed with the Second Tranche Investment and/or the Third Tranche Investment.

Notwithstanding the foregoing, management and the Board of Directors may amend or abandon at any time our current intended investment in Hukui and/or develop a business plan for a new business that we would operate and/or engage in a reverse merger with another company.

If we do not actively pursue and implement our current plan of operations to operate a business or engage in a reverse merger with another company, we may be obligated to register and operate as an investment company under the Investment Company Act of 1940 as a result of our investment in Hukui.

Regardless of which overall business strategy we pursue – starting our own operating business, engaging in a reverse merger or being an investment company – we will continue to need capital to meet our expenses, primarily overhead and the professional fees related to the cost of compliance as a reporting company. We must also raise funds to meet our obligation to invest $0.6 million in Hukui in the Second Tranche Investment on or before June 30, 2021. There are no commitments in place to fund any such business or fund the Second Tranche Investment and no guarantee can be given that we will be able to secure such funding on terms that are favorable to us, or at all.

For the fiscal year ended September 30, 2020, Jui Pin (John) Lin, our President and Chief Executive Officer, provided such capital periodically in the form of loans in the aggregate principal amount of $120,410. On December 28, 2020, we repaid Mr. Lin $65,410 of the principal amount of loans due and payable plus accrued interest in the amount of $1,162, for a total of $66,572. On January 5, 2021, we repaid Mr. Lin $20,000 of the principal amount of another such loan due and payable plus accrued interest in the amount of $403, for a total of $20,403. All amounts owed by us to Mr. Lin were repaid as of March 31, 2021.

In the six months ended March 31, 2021, another stockholder loaned us $30,000. The loan matured on April 9, 2021. The principal amount of the loan, together with accrued and unpaid interest, was convertible, at the option of the lender, into shares of our Common Stock at a rate of $0.01 per share. On April 9, 2021, the lender converted the $30,000 principal amount of this loan, together with accrued and unpaid in the amount of $858, into 3,085,809 shares of our Common Stock.

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

We are currently exploring business opportunities for products with high demand since the advent of the COVID-19 pandemic in the areas of medical test kits and PPE. We are exploring marketing two COVID-19 rapid test kits which will be useful during the pandemic period, as well as a medical mask, medical-grade gloves and possibly other PPE. The primary marketing period for the rapid test kits would be during the pandemic itself, while the medical mask, medical-grade gloves and other PPE may still be in demand after the pandemic but with lesser demand. The rapid test method and kits are similar to those already on the market. The manufacturers are working on regulatory review and approval to be accepted by the market and potential clients. We plan to initiate the business plan of the distribution and sale of the medical test kits and PPE discussed below within the next six months, subject to adequate funding, regulatory approval and other factors, some of which are beyond our control.

We may require up to approximately $2.2 million to commence the medical test kit and PPE business. We do not have the funds available to commence the medical test kits and PPE business and will have to raise capital in order to do so. There are no commitments in place for such capital and no assurance can be given that we can raise such capital on terms that are favorable to us, or at all.

Medical Test Kits

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

Nitrile Powder Free Examination Gloves. The nitrile powder-free medical grade gloves are intended to be used to prevent cross-contamination for general medical use. We have communicated with a manufacturer in Malaysia for proposed distribution of such gloves in the United States.

Manufacturing

We do have our own manufacturing plants for the above mentioned products. We have contacted manufacturers with whom our management has previous relations. If we are successful in our negotiations, we will purchase the test kits and/or masks, gloves and any other PPE directly from the manufacturers for sale in the United States.

We currently estimate that we may spend up to approximately $1 million to purchase the products that we would sell in the United States, as part of the total $2.2 million budget to commence the medical test kits and PPE business.

Marketing

We plan to distribute the PPE through online sales platform and distributors in the United States to sell the products in retail stores. We understand from the manufacturers that the mask and gloves have already received U.S. Food and Drug Administration (“FDA”) approval. We understand that the manufacturers of the rapid test kits have applied for, but not yet received, FDA approval. We will explore the market and sales channels beginning in this pre-operational period. We are still developing a more detailed marketing timeline for the PPE.

We currently estimate that we may spend up to approximately $1.2 million on various operational expenses, including marketing costs, which may include sampling giveaway/testing, on-line marketing and printed marketing materials, as part of the total $2.2 million budget to commence the medical test kits and PPE business.

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

The mask, gloves, and other possible PPE have an extremely low barrier to entry and have a highly fragmented market. Masks, gloves, and other PPE are currently being widely sold in the market under many different trade names. Therefore, we will face intense competition in the marketing of masks with many companies, including Honeywell, 3M Company and Kimberley-Clark Corporation, a number of which have been in business much longer than we have and have substantially greater financial and other resources than we have. Major competitors of gloves manufacturers includes Associated Bag, Caroline Glove Co., First Choice Industrial Supply Company, and various other companies, many of which have been in the business much longer than we have and have substantially greater financial and other resources than we have.

Regulation

In order to sell the rapid test kits in the United States, FDA approval is required. We believe that the manufacturers to whom we are speaking have applied for FDA approval for their rapid test kits and are awaiting approval.

In order to sell medical-grade masks and gloves, and possibly other PPE, in the United States, FDA approval is required. We believe that the manufacturers to whom we are speaking have received FDA approval for their masks and other PPE.

Intellectual Property

As distributors of other parties’ products, we do not believe that we have any protectable intellectual property for the test kits, medical masks, or medical gloves.

Results of Operations

Three-Month Period Ended March 31, 2021 compared to the Three-Month Period Ended March 31, 2020

Revenues

We did not generate any revenues during the three-month period ended March 31, 2021 and 2020.

Operating Expenses

We incurred total operating expenses of $86,875 and $81,796 for the three-month periods ended March 31, 2021 and 2020, respectively. Our operating expenses consist of legal fees, other professional fees, payroll expenses, rent, bank charges, and transfer agent fees. The increase in operating expenses for the three-month period ended March 31, 2021 compared to the same period ended in 2020 was primarily due to increase in legal fees and payroll expenses.

Net Loss

As a result of the above, our net loss increased from $81,795 in the three-month period ended March 31, 2020 to $87,045 in the same period ended in 2021.

Six-Month Period Ended March 31, 2021 compared to the Six-Month Period Ended March 31, 2020

Revenues

We did not generate any revenues during the six-month period ended March 31, 2021 and 2020.

Operating Expenses

We incurred total operating expenses of $163,575 and $154,814 for the six-month periods ended March 31, 2021 and 2020, respectively. Our operating expenses consist of legal fees, other professional fees, payroll expenses, rent, bank charges, and transfer agent fees. The increase in operating expenses for the six-month period ended March 31, 2021 compared to the same period ended in 2020 was primarily due to increase in legal fees and payroll expenses.

Net Loss

As a result of the above, our net loss increased from $154,899 in the six-month period ended March 31, 2020 to $164,928 in the same period ended in 2021.

Effect of the COVID-19 Pandemic on our Business

While our liquidity and capital resources are severely limited and present serious obstacles to starting a business or continuing to meet or obligations to invest in Hukui, these limitations are unrelated to the COVID-19 pandemic and resulting global economic crisis.

We have been affected by the pandemic to the extent that it was one of a number of contributing factors in our decision to change our plan of operations from restarting our enzyme products business to selling the nasal spray product and then deciding not to pursue the nasal spray product business, although the first of those two decisions was largely made prior to the full impact of the COVID-19 pandemic. Our personnel are in Taiwan, which has been relatively less affected by the pandemic compared to many other countries in Asia, Europe and the United States. Nonetheless, we expect to experience delays in obtaining business licenses and permits, and any other governmental approvals that may be required for a future business, since government offices are continuing to work with reduced staff during the pandemic.

Nonetheless, depending upon the extent and duration of the pandemic and the resulting global economic crisis, these conditions may have an adverse impact on our ability to raise capital and commence any business we may pursue. Depending upon possible changes in consumer demand, shopping and spending habits as a result of the pandemic and the resulting global economic crisis, we may also face challenges of consumer acceptance if and when we start to market any products.

Liquidity and Capital Resources

Working Capital

	March 31,	September 30,
	2021	2020
Current Assets	$66,316	$18,092
Current Liabilities	227,141	371,035
Working Capital Deficit	$(160,825)	$(352,943)

As of March 31, 2021, we had current assets of $66,316 and a working capital deficit of $160,825. In comparison, as of September 30, 2020, we had cash and cash equivalents of $18,092 and a working capital deficit of $352,943.

As of March 31, 2021, we had total assets of $866,316, compared with total assets of $18,092 at September 30, 2020. The increase in total assets was primarily due to increase in cash and cash equivalent from the private offering of our Common Stock and investment, which was completed in December of 2020.

We had $227,141 in total current liabilities as of March 31, 2021, consisting of $130,722 in accounts payable, $1,787 in accrued expenses, $64,632 due to related parties, and $30,000 in note payable. This is compared to total current liabilities of $371,035 as of September 30, 2020, which included $129,154 in accounts payable, $25,436 in accrued expenses, $96,035 due to related parties and $120,410 in notes payable – related party. The increase in due to related parties was primarily due to unpaid compensation to officers and directors.

During the six months ended March 31, 2021, one of our shareholders loaned us the principal amount of $30,000 (the “October 2020 Loan”), primarily to pay our expenses. The October 2020 Loan bears simple interest at a rate of 4% per annum and is payable as to both principal and interest on the Maturity Date of April 9, 2021. On the Maturity Date, the noteholder converted the outstanding principal, together with accrued and unpaid interest into 3,059,836 shares of the Company’s Common Stock at a rate of $0.01 per share.

We had a total stockholders’ equity of $639,175 and an accumulated deficit of $8,323,317 as of March 31, 2021. In comparison, we had a total stockholders’ deficiency of $352,943 and an accumulated deficit of $8,158,389 as of September 30, 2020

On December 15, 2020, we completed a private offering of our Common Stock. We sold 107,000,000 shares of our Common Stock to 34 individuals at a purchase price of $0.01 per share, for gross proceeds of $1,070,000 before allocating certain expenses associated with the offering in the amount of $5,852 as adjusted paid-in capital.

Effective March 31, 2021, we issued an aggregate 6,399,965 shares of our Common Stock to certain of our directors, officers, employees and independent consultants, who converted accrued and unpaid compensation in the aggregate amount of $94,398. Of this amount, (i) $37,998 was with respect to amounts accrued during fiscal year 2020 and was converted at a rate of $0.05 per share into an aggregate 759,965 shares of our Common Stock; and (ii) $56,400 was with respect to amount accrued during fiscal year 2021 through March 31, 2021 and was converted at a rate of $0.01 per share into an aggregate 5,640,000 shares of our Common Stock.

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

We are authorized to issue 10,000,000,000 shares of Common Stock and that number did not change as a result of the Reverse Stock Split.

Cash Flows

	Six months ended March 31, 2021	Six months ended March 31, 2020
Cash flows used in operating activities	$(132,341)	$(118,230)
Cash flows used in investing activities	(800,000)	-
Cash flows provided by financing activities	973,738	-
Net increase (decrease) in cash during period	$41,397	$(118,230)

During the six-month period ended March 31, 2021, we used $132,341 of cash in operating activities which was attributable primarily to our net loss of $164,928 offset by change in operating assets and liabilities of $32,587. In comparison, during the six-month period ended March 31, 2020, we used $118,230 of cash in operating activities which was attributable to our net loss of $154,899 and the change in operating assets and liabilities of $36,669.

With respect to our investing activities, we used $800,000 in payment for investment made to Hukui during the six months ended March 31, 2021. We did not have investing cash flow activities for the six months ended March 31, 2020.

During the six-month period ended March 31, 2021, we had total cash inflow of $973,738 from financing activities. We repaid $120,410 to notes payable–related party, which our President and Chief Executive Officer, Jui Pin Lin, previously loaned us. We received $30,000 from note payable as loan from a shareholder of the Company. We received $1,064,148, net of directly associated expenses, including legal, transfer agent, and printing and delivery expenses, from private offering of our Common Stock, which was completed in December 2020. For accounting purpose, we recorded the net proceeds from private offering instead of the gross amount of $1,070,000.

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

To date, our capital requirements have primarily been funded by shareholders through the purchase of our Common Stock in private offerings and short-term borrowings from our President and another shareholder. We currently estimate that we will need to raise additional capital of approximately $2,800,000, consisting of up to $2,200,000 to start our new medical test kits and PPE business over the next nine months and $600,000 for the Second Tranche Investment in Hukui. We may also need to raise additional capital for corporate expenses. We are exploring options of raising additional capital through issuing more Common Stock or other securities, including debt and debt convertible into Common Stock. There are no agreements, arrangements or understandings in place with respect to raising any additional capital from any person. There can be no assurance that we will be able to raise such capital when and as needed on terms that are favorable to us, or at all.

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

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. For the six-month periods ended March 31, 2021 and 2020, no significant estimates and assumptions have been made in the condensed consolidated financial statements. The following are some of the critical accounting policies in relation to the preparation of the condensed consolidated financial statements. For a full summary of our critical accounting policies, please refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7437 and 0.7325 as of March 31, 2021 and September 30, 2020, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7468 and 0.7278average exchange rates were used to translate revenues and expenses for the six months ended March 31, 2021 and 2020, respectively. Stockholders’ equity (deficiency) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficiency).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses in internal control over financial reporting identified above, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2021 based on the criteria set forth in “Internal Control—Integrated Framework” issued by COSO.

Due to the nature of the material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected. The material weaknesses identified above either individually or in aggregation did not result in any identified misstatements or errors in the Company’s condensed consolidated financial statements as at and for the six-month period ended March 31, 2021.

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

Effective March 31, 2021, we issued an aggregate 6,399,965 shares of our Common Stock to certain of our directors, officers, employees and consultants, who converted accrued and unpaid compensation in the aggregate amount of $94,398. Of this amount, (i) $37,998 was with respect to amounts accrued during fiscal year 2020 and was converted at a rate of $0.05 per share into an aggregate 759,965 shares of our Common Stock; and (ii) $56,400 was with respect to amount accrued during fiscal year 2021 through March 31, 2021 and was converted at a rate of $0.01 per share into an aggregate 5,640,000 shares of our Common Stock.

On the Maturity Date of the October 2020 Loan, the noteholder converted the outstanding principal, together with accrued and unpaid interest, into 3,059,836 shares of the Company’s Common Stock at a rate of $0.01 per share.

These issuances were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D and/or Regulation S promulgated thereunder.

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

GENUFOOD ENERGY ENZYMES CORP.

Date: May 20, 2021	By:	/s/ JUI PIN LIN
Jui Pin Lin
President and Chief Executive Officer