Form 10-Q
period 2021-06-30
Genufood Energy Enzymes Corp.
filed 2021-08-20
CIK 1510518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 293,542,921 shares as of August 19, 2021

GENUFOOD ENERGY ENZYMES CORP.

FORM 10-Q FOR THE NINE-MONTH PERIOD ENDED JUNE 30, 2021

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	1
	CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF JUNE 30, 2021 AND SEPTEMBER 30, 2020	1
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED JUNE 30, 2021 AND JUNE 30, 2020	2
	CONDENSED CONSOILDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED JUNE 30, 2021 AND JUNE 30, 2020	3
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE-MONTH PERIODS ENDED JUNE 30, 2021 AND JUNE 30, 2020	4
	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 4.	CONTROLS AND PROCEDURES	21

	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	23
ITEM 1A.	RISK FACTORS	23
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	23
ITEM 4.	MINE SAFETY DISCLOSURES	23
ITEM 5.	OTHER INFORMATION	23
ITEM 6.	EXHIBITS	23

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(US$, except share data and per share data, or otherwise noted)

	As of June 30,	As of September 30,
	2021	2020
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$28,243	$18,092
Prepayment	390	-
Total Current Assets	28,633	18,092

Investment	1,400,000	-
Total Assets	$1,428,633	$18,092

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$131,237	$129,154
Accrued expenses	11,850	25,436
Due to related parties	27,368	96,035
Notes payable to related parties	-	120,410
Total Current Liabilities	170,455	371,035

Commitment and contingencies (Note 11)	-	-

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock; $0.001 par value; 10,000,000,000 shares authorized; 283,542,921 and 104,083,120 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	283,543	104,083
Additional paid-in capital	16,767,433	15,134,979
Discount on common stock	(7,241,581)	(7,241,581)
Accumulated other comprehensive loss	(193,855)	(192,035)
Accumulated deficit	(8,357,362)	(8,158,389)
Total Stockholders’ Equity (Deficiency)	1,258,178	(352,943)

Total Liabilities and Stockholders’ Equity (Deficiency)	$1,428,633	$18,092

See Accompanying Notes to Condensed Consolidated Financial Statements.

GENUFOOD ENERGY ENZYMES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(US$, except share data and per share data, or otherwise noted)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General & administrative expenses	98,941	80,229	262,516	235,043
Total operating expenses	98,941	80,229	262,516	235,043

LOSS FROM OPERATIONS	(98,941)	(80,229)	(262,516)	(235,043)

OTHER INCOME (EXPENSE)
Interest expense	(41)	(236)	(1,734)	(233)
Foreign currency loss	(69)	(69)	(511)	(157)
Other non-operating income, net	65,006	-	66,588	-
Total other income (expense)	64,896	(305)	64,343	(390)

Loss before income taxes	(34,045)	(80,534)	(198,173)	(235,433)
Income tax expense	-	-	800	-

NET LOSS	$(34,045)	$(80,534)	$(198,973)	$(235,433)

OTHER COMPREHENSIVE LOSS

Foreign currency transaction adjustments	(320)	(1,895)	(1,820)	806
COMPREHENSIVE LOSS	$(34,365)	$(82,429)	$(200,793)	$(234,627)

BASIC & DILUTED LOSS PER SHARE	$ *	$ *	$ *	$ *

WEIGHTED AVERAGE NUMBER OF ORGINARY SHARES-BASIC & DILUTED	230,622,703	91,249,120	189,356,789	91,249,120

*	Less than $0.01 per share

See Accompanying Notes to Condensed Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION
CONDENSED CONSOILDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(US$, except share data and per share data, or otherwise noted)

 For the Three And Nine Months Ended June 30, 2021 And 2020

				Discount			Accumulated
	Common Stock		Additional	on	Shares		Other	Total
	Number of Shares	Amount	Paid-in- Capital	common stock	to be issued	Accumulated Deficit	Comprehensive Loss	Stockholder’s Equity
MARCH 31, 2021(Unaudited)	217,483,085	$217,483	$16,180,125	$(7,241,581)	$-	$(8,323,317)	$(193,535)	$639,175
Issuance of Common Stock for Debt Conversion – Promissory Note Including Interest	3,059,836	3,060	27,538					30,598
Shares Issued for Cash	63,000,000	63,000	559,770					622,770
Foreign Currency Translation adjustment							(320)	(320)
Net Loss						(34,045)		(34,045)
JUNE 30, 2021 (unaudited)	283,542,921	$283,543	$16,767,433	$(7,241,581)	$-	$(8,357,362)	$(193,855)	$1,258,178

				Discount			Accumulated
	Common Stock		Additional	on	Shares		Other	Total
	Number of Shares	Amount	Paid-in- Capital	common stock	to be issued	Accumulated Deficit	Comprehensive Loss	Stockholder’s Deficit
MARCH 31, 2020 (Unaudited)	91,249,120	$91,249	$14,947,113	$(7,241,581)	$9,000	$(8,002,179)	$(188,144)	$(384,542)
Foreign Currency Translation adjustment							(1,895)	(1,895)
Net Loss						(80,534)		(80,534)
JUNE 30, 2020 (unaudited)	91,249,120	$91,249	$14,947,113	$(7,241,581)	$9,000	$(8,082,713)	$(190,039)	$(466,971)

				Discount			Accumulated	Total
	Common Stock		Additional	on	Shares		Other	Stockholder’s
	Number of Shares	Amount	Paid-in- Capital	common stock	to be issued	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)
BALANCE AT SEPTEMBER 30, 2020	104,083,120	$104,083	$15,134,979	$(7,241,581)	$-	$(8,158,389)	$(192,035)	$(352,943)
Shares Issued for Cash – December 2020	107,000,000	107,000	957,148					1,064,148
Shares Issued for Cash – June 2021	63,000,000	63,000	559,770					622,770
Issuance of Common Stock for Debt Conversion – Director and Officers	5,121,889	5,122	70,972					76,094
Issuance of Common Stock for Debt Conversion – Consultants	1,278,076	1,278	17,026					18,304
Issuance of Common Stock for Debt Conversion – Promissory Note Including Interest	3,059,836	3,060	27,538					30,598
Foreign Currency Translation adjustment							(1,820)	(1,820)
Net Loss						(198,973)		(198,973)
JUNE 30, 2021 (unaudited)	283,542,921	$283,543	$16,767,433	$(7,241,581)	$-	$(8,357,362)	$(193,855)	$1,258,178

				Discount			Accumulated
	Common Stock		Additional	on	Shares		Other	Total
	Number of Shares	Amount	Paid-in- Capital	common stock	to be issued	Accumulated Deficit	Comprehensive Loss	Stockholder’s Deficit
BALANCE AT SEPTEMBER 30, 2019	91,249,120	$91,249	$14,947,113	$(7,241,581)	$9,000	$(7,847,280)	$(190,845)	$(232,344)
Foreign Currency Translation adjustment							806	806
Net Loss						(235,433)		(235,433)
JUNE 30, 2020 (unaudited)	91,249,120	$91,249	$14,947,113	$(7,241,581)	$9,000	$(8,082,713)	$(190,039)	$(466,971)

See Accompanying Notes to Condensed Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$, except share data and per share data, or otherwise noted)

	For the Nine Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(198,973)	$(235,433)
Adjustments to reconcile net loss to net cash used in operating activities
Change in operating assets and liabilities
Prepayment	(390)	-
Other current assets	-	50
Accounts payable	1,564	(236)
Accrued expenses	5,316	18,395
Due to related parties	6,078	53,709
Net cash used in operating activities	(186,405)	(163,515)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Hukui investment	(1,400,000)	-
Net cash used in investing activities	(1,400,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of promissory note	30,000	-
Proceed from notes payable – related party	-	65,410
Repayment of notes payable – related party	(120,410)	-
Proceeds from issuance of common stock	1,686,918	-
Net cash provided by financing activities	1,596,508	65,410

EFFECT OF EXCHANGE RATE CHANGES ON CASH	48	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,151	(98,105)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	18,092	121,657

CASH AND CASH EQUIVALENTS - END OF PERIOD	$28,243	$23,552

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
Cash paid for interest	$2,271	$-
Cash paid for income taxes	$800	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock for Debt Conversion – Director and Officers	$76,094	$-
Issuance of Common Stock for Debt Conversion – Consultants	18,304	-
Issuance of Common Stock for Debt Conversion – Promissory Note	30,000	-
Issuance of Common Stock for Debt Conversion – Promissory Note Interest	598	-
Total	$124,996	$-

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

Since its inception, the Company has always been in the development stage and never generated significant revenues. The Company is planning to engage in the business of distribution and sales of medical test kits in the United States. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operate the Company’s proposed medical test kits business.

The Company has had made two investments in Hukui Biotechnology Corporation (“Hukui”), by purchasing 80,000 shares of Hukui’s Series C Preferred Stock for $800,000 on December 15, 2020; and purchasing 60,000 shares of Hukui’s Series C Preferred Stock for $600,000 on June 25, 2021.

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

Principle of Consolidation

The condensed consolidated financial statements include the accounts of GEEC and its wholly-owned subsidiary GESPL. All significant inter-company accounts and transactions have been eliminated in consolidation. The wholly-owned subsidiary of the Company did not have business activities during the nine months ended June 30, 2021 and 2020.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the nine months ended June 30, 2021 and 2020, no significant estimates and assumptions have been made in the condensed consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. As of June 30, 2021 and September 30, 2020, the Company did not have cash equivalents. The Company’s cash was denominated in United States Dollars (“USD”) or New Taiwan Dollars (“TWD”) and was placed with banks in the United States of America and Taiwan.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7434 and 0.7325 as of June 30, 2021 and September 30, 2020, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7480 and 0.7212 average exchange rates were used to translate revenues and expenses for the nine months ended June 30, 2021 and 2020, respectively. Stockholders’ equity (deficiency) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficiency).

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. There were no potential dilutive debt or equity instruments issued and outstanding at any time during the nine months ended June 30, 2021 and 2020.

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

During the year ended September 30, 2020 the Company issued 3,834,000 shares of its Common Stock to certain current and former directors upon conversion of accrued and unpaid compensation into shares of the Company’s Common Stock.

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

There were no current and deferred income tax provision recorded for the nine months ended June 30, 2021 and 2020 since the Company is in developing stage and did not generate any revenues in the two fiscal periods.

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

NOTE 3 – GOING CONCERN

As of June 30, 2021 and September 30, 2020, the Company had an accumulated deficit of $8,357,362 and $8,158,389, respectively. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of Common Stock. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The Company intends to pursue additional financing to enable it to implement the Company’s business plan. Management believes that these actions, if successful, will allow the Company to continue its operations through the next 12 months. However, there are no commitments in place for such financing currently.

NOTE 4 – INVESTMENT

Pursuant to that certain Series C Preferred Shares Subscription Agreement dated September 23, 2020between the Company and Hukui(the “Hukui Agreement”), the Company has agreed to purchase an aggregate 200,000 Series C Preferred Shares, at $10.00 per share, for an aggregate investment of $2,000,000, in a series of three closings from December 15, 2020 through June 30, 2022. On December 15, 2020, the Company purchased 80,000 shares of Series C Preferred Stock at $10.00 per share, for a total purchase price of $800,000; and on June 25, 2021, the Company purchased an additional 60,000 shares of Series C Preferred Stock at $10.00 per share, for a total purchase price of $600,000. The total investment consists of less than 20% of Hukui’s total equity with no significant control over Hukui. The investment is recorded at cost. Management reviews the investment quarterly for possible impairment. As of June 30, 2021 the Company believes that there is no impairment.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

In April, May, July and August 2020, the Company’s then President and Chief Executive Officer, Jui Pin Lin, made loans to the Company primarily to pay the Company’s expenses. The promissory notes the Company issued to evidence these loans are due as to both principal and simple interest in six months from their respective issuance dates.

Note date	Amount	Interest rate (per annum)	Maturity date	Balance As of June 30, 2021	Balance As of September 30, 2020
April 24, 2020	$25,000	1%	October 24, 2020	$-	$25,000
May 18, 2020	$40,410	4%	November 18, 2020	$-	$40,410
July 3, 2020	$20,000	4%	January 3, 2021	$-	$20,000
August 26, 2020	$35,000	4%	February 26, 2021	$-	$35,000

On December 28, 2020, the Company repaid Mr. Lin $65,410 principal amount of a loan due and payable plus accrued interest in the amount of $1,162, for a total of $66,572. On January 5, 2021, the Company repaid Mr. Lin $20,000 principal amount of a loan due and payable plus accrued interest in the amount of $403, for a total of $20,403. On February 26, 2021, the Company repaid Mr. Lin $35,000 principal amount of a loan due and payable plus accrued interest in the amount of $706, for a total of $35,706. As of June 30, 2021, the Company does not owe Mr. Lin any amount with respect to these loans.

Interest expense incurred from the notes for the nine months ended June 30, 2021 amounted to $1,235.

NOTE 6 – NOTES PAYABLE

On October 9, 2020, a shareholder loaned the Company the principal amount of $30,000 (the “October 2020 Loan”), primarily to pay the Company’s expenses. The October 2020 Loan bore simple interest at a rate of 4% per annum, and lesser of 10% or maximum rate allowed by usury or other similar law after maturity date, and was payable as to both principal and interest on April 9, 2021 (the “Maturity Date”).

The holder of the promissory note (the “October 2020 Note”) evidencing the October 2020 Loan, had the right, at her sole option, to convert (a “Voluntary Conversion”) the outstanding principal and accrued and unpaid interested on the October 2020 Note into shares of the Company’s Common Stock at a rate of $0.01 per share.

Interest expense incurred from the notes for the nine months ended June 30, 2021 amounted to $598.

On the Maturity Date, the holder of the October 2020 Note converted the outstanding principal, together with accrued and unpaid interest, into 3,059,836 shares of the Company’s Common Stock, at a rate of $0.01 per share.

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

On April 9, 2021, the Company issued 3,059,836 shares of its Common Stock to repay the outstanding principal and accrued and unpaid interest on the October 2020 Note.

On June 15, 2021, the Company sold and issued 63,000,000 shares of Common Stock to 18 individuals, at purchase price of $0.01 per share, from a private offering of its Common Stock (the “Spring 2021 Offering”). The gross proceeds were $630,000, before allocating certain expenses associated with the offering in the amount of $7,230 as adjusted paid-in capital. See Note 12.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Related Parties

Name of related parties	Relationship with the Company
Yi Lung (Oliver) Lin	Principal shareholder
Jui Pin (John) Lin	Principal shareholder, President and CEO
Shao-Cheng (Will) Wang	CFO
Kuang Ming (James) Tsai	Director
Ching Ming (James) Hsu	Director
Hui-Chuan (Sandra) Lin	Assistant to the CEO (daughter of Jui Pin (John) Lin)

Due to related party balance

The Company’s related party balances are as follows:

	June 30, 2021	September 30, 2020
Access Management Consulting and Marketing Pte Ltd. (“AMCM”)	$-	$63,656
Kuang Ming (James) Tsai	7,500	-
Jui Pin (John) Lin	8,468	21,000
Shao-Cheng (Will) Wang	6,000	11,379
Hui-Chuan (Sandra) Lin	5,400	-
Total	$27,368	$96,035

The balance due to AMCM was written off due to the continuing failure of AMCM to respond to inquiries from the Company regarding this amount, which originally dates from 2015.

The balances due to Kuang Ming (James) Tsai, Jui Pin (John) Lin, and Shao-Cheng (Will) Wang were related to unpaid compensation due to these current and former officers and directors.

The balance due to Hui-Chuan (Sandra) Lin was related to unpaid compensation as the CEO’s assistant.

The related party balances are unsecured, interest-free and due on demand.

NOTE 9 – STOCK-BASED COMPENSATION

The Company’s Board of Directors has previously authorized unpaid officer salaries and director fees to be settled, at the option of the individual, by conversion of such amounts into shares of the Company’s Common Stock at a price of $0.05 per share. As a result, $27,000, $12,000, and $4,200 were converted into 540,000, 240,000, and 84,000 shares, respectively, as compensation for services performed for the year ended September 30, 2020 by Kuang Ming Tsai, Yi Ling Chen and Ching Ming Hsu, respectively.

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

NOTE 10 – INCOME TAXES

The Company has not generated any revenue from any source in the United States and had consolidated net loss for all the years since inception in 2010. Management believes GEEC does not have any U.S. income tax liability due. However, even though the Company does not have U.S. income tax liability, it may be required to file Form 5471 each year with the Internal Revenue Service (the “IRS”) of Department of Treasury. GEEC falls in the Category Five Filer (as a domestic corporation). The Company used to have subsidiaries: GEECIS in Sri Lanka that was established in May 2011, GESPL in Singapore that was established in February 2012, and GESTL in Thailand that was established in December 2014. The subsidiaries in Sri Lanka and Thailand were disposed in 2014 and 2016, respectively, and the Singapore subsidiary has been inactive since 2016.

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

NOTE 11 – COMMITMENTS AND CONTIGINCIES

Operating lease commitments

The Company terminated its previous virtual office agreement in Los Angeles, California and has established a new virtual office in Arcadia, California. The new arrangement is on a month-to-month basis at a cost of $200 per month. As of June 30, 2021, the Company has no material commitments under operating leases.

NOTE 12 – SUBSEQUENT EVENTS

On July 15, 2021, the Company completed the Spring 2021 Offering of its Common Stock, on which date it sold and issued 10,000,000 shares of its Common Stock to five individuals at a purchase price of $0.01 per share, for gross proceeds of $100,000, in addition to the shares previously sold and issued on June 15, 2021.

On August 1, 2021, the Board of Directors of the Company provisionally voted to remove Jui Pin (John) Lin as President and Chief Executive Officer of the Company. On August 6, 2021, on a motion for reconsideration, that provisional vote was affirmed by the Board of Directors. Also on August 6, 2021, the Board of Directors voted to appoint Jia-Tian (Jeffrey) Lin as President and Chief Executive Officer of the Company. Jui Pin Lin will continue to serve as a director of the Company.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

●	risks related to our ability to meet our financial obligations in the agreement for us to make certain investments over time in Hukui Biotechnology Corporation (“Hukui”);

●	risks related to our ability to identify, pursue and commence a reverse merger and/or a possible operating business in combination with our investment in Hukui;

●	our ability to obtain adequate funding to commence our medical test kit and equipment business, and meet our operating expenses on a current basis;

●	delays in our ability to obtain any necessary business licenses and permits, and commence business operations, whether as a result of the COVID-19 pandemic or otherwise;

●	general economic uncertainty, whether as a result of the COVID-19 pandemic or otherwise;

●	current and longer-term economic and other impacts of the COVID-19 pandemic on our operations, results of operations and financial condition, including without limitation changes in consumer spending patterns for non-essential products, resulting from the economic crisis caused by lockdown, shelter-in-place, stay-at-home or similar orders instituted as a result of the pandemic, or otherwise.

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

In September 2020, we announced that we were exploring business opportunities for medical mask, medical-grade gloves and possibly other PPE. Due to lack of sufficient funding, we are no longer pursuing the PPE business.

We are still exploring products with high demand since the advent of the COVID-19 pandemic, specifically medical test kits. We are exploring marketing two COVID-19 rapid test kits which will be useful during the pandemic.

In late September 2020, we announced that Hukui and we had entered into a Series C Preferred Shares Subscription Agreement dated September 23, 2020 (the “Hukui Agreement”), pursuant to which we have agreed to purchase an aggregate 200,000 shares of Hukui’s Series C Preferred Stock (“the Series C Preferred Stock”) at $10.00 per share, for an aggregate investment of $2,000,000.

We will purchase the Series C Preferred Shares in three tranches, through a date on or before June 30, 2022, as follows:

●	The first tranche is 80,000 Series C Preferred Shares in the amount of $800,000 (the “First Tranche Investment”), which shares we purchased on December 15, 2020 (the “First Tranche Closing”);

●	The second tranche is 60,000 Series C Preferred Shares in the amount of $600,000 (the “Second Tranche Investment”), which shares we purchased on June 25, 2021 (the “Second Tranche Closing”); and

●	The third tranche is 60,000 Series C Preferred Shares in the amount of $600,000 (the “Third Tranche Investment”), such shares to be purchased by us on or before June 30, 2022 (the “Third Tranche Closing”).

If Hukui does not achieve further milestones or meet further conditions, we will have the option either to (i) abandon the Third Tranche Investment, or (ii) waive the failure of Hukui to meet such conditions and proceed with the Third Tranche Investment.

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

Regardless of which overall business strategy we pursue – starting our own operating business, engaging in a reverse merger or being an investment company – we will continue to need capital to meet our expenses, primarily overhead and the professional fees related to the cost of compliance as a reporting company. We must also raise funds to meet our obligation to invest the final $0.6 million in Hukui in the Third Tranche Investment on or before June 30, 2022. There are no commitments in place to fund any such business or fund the Third Tranche Investment and no guarantee can be given that we will be able to secure such funding on terms that are favorable to us, or at all.

For the fiscal year ended September 30, 2020, Jui Pin (John) Lin, our then President and Chief Executive Officer, provided such capital periodically in the form of loans in the aggregate principal amount of $120,410. On December 28, 2020, we repaid Mr. Lin $65,410 of the principal amount of loans due and payable plus accrued interest in the amount of $1,162, for a total of $66,572. On January 5, 2021, we repaid Mr. Lin $20,000 of the principal amount of another such loan due and payable plus accrued interest in the amount of $403, for a total of $20,403. All amounts owed by us to Mr. Lin were repaid as of June 30, 2021.

In the nine months ended June 30, 2021, another stockholder loaned us $30,000 (the “October 2020 Loan”). The October 2020 Loan matured on April 9, 2021. The principal amount of the October 2020 Loan, together with accrued and unpaid interest, was convertible, at the option of the lender, into shares of our Common Stock at a rate of $0.01 per share. On April 9, 2021, the lender converted the $30,000 principal amount of this loan, together with accrued and unpaid in the amount of $598, into 3,059,836 shares of our Common Stock.

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

We are currently exploring business opportunities for products with high demand since the advent of the COVID-19 pandemic, specifically medical test kits. We are exploring the marketing and sale in the United States of two COVID-19 rapid test kits which will be useful during the pandemic. The primary marketing period for the rapid test kits would be during the pandemic itself. The rapid test kits are similar to those already on the market. We plan to initiate the business plan of the marketing and sale of the medical test kits discussed below within the next six months, subject to adequate funding, regulatory approval and other factors, some of which are beyond our control.

We currently estimate that we may require up to approximately $1.4 million to commence the medical test kit business, consisting of approximately $0.6 million for initial development of sales channels and marketing, approximately $0.4 million for staffing and office expenses and approximately $0.4 million on various operational expenses, which may include inventory purchase, sample testing, on-line marketing and printed marketing materials. We do not have the funds available to commence the medical test kits business and will have to raise capital in order to do so. There are no commitments in place for such capital and no assurance can be given that we can raise such capital on terms that are favorable to us, or at all.

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

Manufacturing

We do not intend to manufacture the medical test kits. We are currently communicating with one or more manufacturers in Taiwan to serve as distributor of the medical test kits in the United States.  Hukui is also exploring the test kit business and we may seek some form of commercial cooperation with it. If we are successful in our negotiations, we will purchase the medical test kits directly from the manufacturers for sale in the United States. However, we do not have any agreement in place at this time with any manufacturer of either the antibody rapid test or the antigen rapid test.

We currently estimate that we may spend up to approximately $0.2 million to purchase the medical test kits that we would sell in the United States to commence the medical test kits business, assuming that we can purchase the medical test kits on credit; otherwise, we will need a larger amount of capital to purchase inventory.

Marketing

We have explored and are continuing to explore the market and sales channels during this pre-operational period, but we do not yet have firm plans in place for the marketing of the medical test kits.

Competition

The antigen and antibody rapid test kits are relatively new in the market. With vaccines being rolled out worldwide, we believe the demand for test kits will increase, since many businesses, including airlines, and many places, including tourist destinations, will require negative COVID tests, not just proof of vaccination, for the foreseeable future. Nonetheless, we will face significant competition from other manufacturers of rapid antigen and antibody tests, including Abbott Laboratories, Access Bio, Inc. and Babson Diagnostics, Inc., many of which companies have been in business longer than we have, substantially larger resources than we have, and have robust channels of sales, marketing and distribution as part of their corporate infrastructure, none of which we currently have.

Regulation

In order to sell the medical test kits in the United States, FDA approval is required. We believe that the manufacturers with whom we are speaking have applied for FDA approval for their medical test kits but have not yet received such approval.

Intellectual Property

As distributors of other parties’ products, we do not believe that we have any protectable intellectual property for the medical test kits.

Results of Operations

Three-Month Period Ended June 30, 2021 compared to the Three-Month Period Ended June 30, 2020

Revenues

We did not generate any revenues during the three-month period ended June 30, 2021 and 2020.

Operating Expenses

We incurred total operating expenses of $98,941 and $80,229 for the three-month periods ended June 30, 2021 and 2020, respectively. Our operating expenses consist of legal fees, other professional fees, payroll expenses, rent, bank charges, and transfer agent fees. The increase in operating expenses for the three-month period ended June 30, 2021 compared to the same period ended in 2020 was primarily due to increase in legal fees, payroll expenses, and other professional fees.

Other income (expense)

During the three-month period ended June 30, 2021, we incurred $65,006 other income due to liabilities written off. We did not have other income during the three-month period ended June 30, 2020.

Net Loss

As a result of the above, our net loss decreased from $80,534 in the three-month period ended June 30, 2020 to $34,045 in the same period ended in 2021.

Nine-Month Period Ended June 30, 2021 compared to the Nine-Month Period Ended June 30, 2020

Revenues

We did not generate any revenues during the nine-month period ended June 30, 2021 and 2020.

Operating Expenses

We incurred total operating expenses of $262,516 and $235,043 for the nine-month periods ended June 30, 2021 and 2020, respectively. Our operating expenses consist of legal fees, other professional fees, payroll expenses, rent, bank charges, and transfer agent fees. The increase in operating expenses for the nine-month period ended June 30, 2021 compared to the same period ended in 2020 was primarily due to increase in legal fees, payroll expenses, and consultant fees.

Other income (expense)

During the nine-month period ended June 30, 2021, we incurred $66,588 other income due to liabilities written off. We did not have other income during the nine-month period ended June 30, 2020.

Net Loss

As a result of the above, our net loss decreased from $235,433 in the nine-month period ended June 30, 2020 to $198,973 in the same period ended in 2021.

Effect of the COVID-19 Pandemic on our Business

While our liquidity and capital resources are severely limited and present serious obstacles to starting a business or continuing to meet or obligations to invest in Hukui, these limitations are unrelated to the COVID-19 pandemic and resulting global economic crisis.

We have been affected by the pandemic to the extent that it was one of a number of contributing factors in our decision to change our plan of operations from restarting our enzyme products business to selling the nasal spray product and then deciding not to pursue the nasal spray product business, although the first of those two decisions was largely made prior to the full impact of the COVID-19 pandemic. Our personnel are in Taiwan, which, until recently, has been relatively less affected by the pandemic compared to many other countries in Asia, Europe and the United States. Even before an increase in the number of cases of COVID-19 in Taiwan, we expected to experience delays in obtaining business licenses and permits, and any other governmental approvals that may be required for a future business, since government offices are continuing to work with reduced staff during the pandemic. With the recent increase in the number of COVID-19 cases in Taiwan, we expect this situation to continue and possibly become more challenging.

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

Liquidity and Capital Resources

Working Capital

	June 30,	September 30,
	2021	2020
Current Assets	$28,633	$18,092
Current Liabilities	170,455	371,035
Working Capital Deficit	$(141,822)	$(352,943)

As of June 30, 2021, we had current assets of $28,633 and a working capital deficit of $141,822. In comparison, as of September 30, 2020, we had cash and cash equivalents of $18,092 and a working capital deficit of $352,943.

As of June 30, 2021, we had total assets of $1,428,633, compared with total assets of $18,092 at September 30, 2020. The increase in total assets was primarily due to increase in cash and cash equivalent from the private offering of our Common Stock and investment, which was completed in December of 2020 and June 2021.

We had $170,455 in total current liabilities as of June 30, 2021, consisting of $131,237 in accounts payable, $11,850 in accrued expenses, and $27,368 due to related parties. This is compared to total current liabilities of $371,035 as of September 30, 2020, which included $129,154 in accounts payable, $25,436 in accrued expenses, $96,035 due to related parties and $120,410 in notes payable – related party. The decrease in due to related parties was primarily due to some unpaid compensation to officers and directors which was paid in the form of conversion of accrued compensation into shares of our Common Stock. Effective March 31, 2021, we issued an aggregate 6,399,965 shares of our Common Stock to certain of our directors, officers, employees and a consultant, who converted accrued and unpaid compensation in the aggregate amount of $94,398. Of this amount, (i) $37,998 was with respect to amounts accrued during fiscal year 2020 and was converted at a rate of $0.05 per share into an aggregate 759,965 shares of our Common Stock; and (ii) $56,400 was with respect to amount accrued during fiscal year 2021 through March 31, 2021 and was converted at a rate of $0.01 per share into an aggregate 5,640,000 shares of our Common Stock.

During the nine-month period ended June 30, 2021, one of our shareholders made the October 2020 Loan to us in the principal amount of $30,000, primarily to pay our expenses. The October 2020 Loan bore simple interest at a rate of 4% per annum and was payable as to both principal and interest on the Maturity Date of April 9, 2021. On the Maturity Date, the holder of the note evidencing the October 2020 Loan(the “October 2020 Note”) converted the outstanding principal, together with accrued and unpaid interest of $598, into 3,059,836 shares of the Company’s Common Stock at the rate of $0.01 per share.

We had total stockholders’ equity of $1,258,178 and an accumulated deficit of $8,357,362 as of June 30, 2021. In comparison, we had a total stockholders’ deficiency of $352,943 and an accumulated deficit of $8,158,389 as of September 30, 2020

On December 15, 2020, we completed a private offering of our Common Stock. We sold 107,000,000 shares of our Common Stock to 34 individuals at a purchase price of $0.01 per share, for gross proceeds of $1,070,000 before allocating certain expenses associated with the offering in the amount of $5,852 as adjusted paid-in capital.

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

On April 9, 2021, we issued 3,059,836 shares of our Common Stock to repay the principal and interest accrued upon the maturity of the October 2020 Note.

On June 15, 2021, we sold and issued 63,000,000 shares of our Common Stock to 18 individuals at purchase price of $0.01 per share from in the Spring 2021 Offering. Gross proceeds were $630,000, before allocating certain expenses associated with the offering in the amount of $7,230 as adjusted paid-in capital.

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

We are authorized to issue 10,000,000,000 shares of Common Stock and that number did not change as a result of the Reverse Stock Split.

Cash Flows

	Nine months ended June 30, 2021	Nine months ended June 30, 2020
Cash flows used in operating activities	$(186,405)	$(163,515)
Cash flows used in investing activities	(1,400,000)	-
Cash flows provided by financing activities	1,596,508	65,410
Effect of exchange rate changes on cash	48	-
Net increase (decrease) in cash during period	$10,151	$(98,105)

During the nine-month period ended June 30, 2021, we used $186,405 of cash in operating activities which was attributable primarily to our net loss of $198,973 offset by change in operating assets and liabilities of $12,568. In comparison, during the nine-month period ended June 30, 2020, we used $163,55 of cash in operating activities which was attributable to our net loss of $235,433 and the change in operating assets and liabilities of $71,918.

With respect to our investing activities, we used $1,400,000 in payment for investment made to Hukui during the nine months ended June 30, 2021. We did not have investing cash flow activities for the nine-month period ended June 30, 2020.

During the nine-month period ended June 30, 2021, we had total cash inflow of $1,596,508 from financing activities. We received $30,000 from the October 2020 Loan. We repaid $120,410 to notes payable–related party, which our then President and Chief Executive Officer, Jui Pin Lin, previously loaned us. We received $1,686,918, net of directly associated expenses, including legal, transfer agent, and printing and delivery expenses, from two private offerings of our Common Stock, which were completed in December 2020 and July 2021, respectively. For accounting purpose, we recorded the net proceeds from private offering instead of the gross amount of $1,700,000.

During the nine-month period ended June 30, 2020, we received $65,410 from notes payable – related party. Our then President and Chief Executive Officer, Jui Pin Lin, loaned us the aggregate principal amount of $65,410, primarily to pay our expenses. The April 2020 Loan was in the principal amount of $25,000, bore simple interest at a rate of 1% per annum and was payable as to both principal and interest on the April 2020 Loan Maturity Date. The May 2020 Loan was in the principal amount of $40,410, bore simple interest at a rate of 4% per annum and was payable as to both principal and interest on the May 2020 Loan Maturity Date.

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

Our ability to continue as a going concern is dependent upon our ability to successfully execute our business plan and generate profitable operations in the future, and, until and unless we achieve that, to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operation as and when they become due. Management intends to finance operating costs for the foreseeable future with the issuance of equity and/or debt. While we have received certain loans from our former President and Chief Executive Officer, Jui Pin (John) Lin, there is no standing commitment from any person for any such capital and there can be no assurances that capital will be available to us on favorable terms, or at all. Our failure to obtain adequate funding would be detrimental to us and result in the inability to execute our plan of operations, or even having to cease operations completely.

To date, our capital requirements have primarily been funded by shareholders through the purchase of our Common Stock in private offerings and short-term borrowings from a former officer and another shareholder. We currently estimate that we will need to raise additional capital of approximately $2,000,000 over the next 12 months, consisting of up to $1,400,000 to start our new medical test kits business over the next six months and $600,000 for the Third Tranche Investment in Hukui on or before June 30, 2022. We also likely will need to raise additional capital for corporate expenses during the next 12 months. We are exploring options of raising additional capital through issuing more Common Stock or other securities, including debt and debt convertible into Common Stock. There are no agreements, arrangements or understandings in place with respect to raising any additional capital from any person. There can be no assurance that we will be able to raise such capital when and as needed on terms that are favorable to us, or at all.

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

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. For the nine-month periods ended June 30, 2021 and 2020, no significant estimates and assumptions have been made in the condensed consolidated financial statements. The following are some of the critical accounting policies in relation to the preparation of the condensed consolidated financial statements. For a full summary of our critical accounting policies, please refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7434 and 0.7325 as of June 30, 2021 and September 30, 2020, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7480 and 0.7212 average exchange rates were used to translate revenues and expenses for the nine months ended June 30, 2021 and 2020, respectively. Stockholders’ equity (deficiency) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficiency).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiary, required to be disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as described below.

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

Lack of Audit Committee: We do not have an Audit Committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Lack of Adequate Staffing: We do not have adequate in-house accounting personnel and expertise in key positions, resulted in overly relying on outside consultants in preparing financial statements and other required disclosures by the SEC.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses in internal control over financial reporting identified above, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2021 based on the criteria set forth in “Internal Control—Integrated Framework” issued by COSO.

Due to the nature of the material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected. The material weaknesses identified above either individually or in aggregation did not result in any identified misstatements or errors in the Company’s condensed consolidated financial statements as at and for the nine-month period ended June 30, 2021.

Management’s Plan for Remediation

Management has discussed the material weaknesses noted above with our independent registered public accounting firm. Management is committed to improving its internal controls and, subject to having adequate financial resources, intends to:

●	increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties to monitor and review until there are sufficient personnel to segregate duties;

●	consider establishing an Audit Committee in the future;

●	consider providing professional courses for our key position personnel;

●	hire additional employees to realize segregation of duties; and

●	strengthen management monitoring control over accounting and financial statements preparation processing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the Spring 2021 Offering that took place in June and July 2021, we sold 73,000,000 shares of our Common Stock to 22 individuals, at a purchase price of $0.01 per share, for gross and net proceeds of $730,000, in an offering that terminated on July 15, 2021. The offering was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D and/or Regulation S promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUFOOD ENERGY ENZYMES CORP.

Date: August 20, 2021	By:	/s/ Jia-Tian Lin
Jia-Tian Lin
President and Chief Executive Officer