Form 10-K
period 2021-09-30
Genufood Energy Enzymes Corp.
filed 2022-01-13
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2021

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

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of January 7, 2022, there were 299,686,921 shares, $0.001 par value per share, of the registrant’s common stock outstanding. No market value has been computed based upon the fact that no active trading market had been established as of September 30, 2021.

GENUFOOD ENERGY ENZYMES CORP.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021

i

GENERAL NOTE

We refer to our business from the period from inception (June 21, 2010) through approximately mid- to late-2016, as our “historic period”, the business conducted during the historic period as our “original business” and the management of our company during the historic period as “Oliver Lin’s management”.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

●	risks related to our ability to identify, pursue and commence a reverse merger and/or a possible operating business;

●	our ability to obtain adequate funding to complete a reverse merger or commence a possible operating business and meet our operating expenses on a current basis;

●	general economic uncertainty, whether as a result of the COVID-19 pandemic or otherwise;

●	delays in our ability to obtain any necessary business licenses and permits, and commence business operations, whether as a result of the COVID-19 pandemic or otherwise; and

●	current and longer-term economic and other impacts of the COVID-19 pandemic on our operations, results of operations and financial condition, including without limitation changes in consumer spending patterns for non-essential products, resulting from the economic crisis caused by lockdown, shelter-in-place, stay-at-home or similar orders instituted as a result of the pandemic, or otherwise.

ii

ITEM 1. BUSINESS

The discussion of the business of Genufood Energy Enzymes Corp. and its wholly-owned subsidiary (“Genufood” or the “Company”), is as of the date of filing this report, unless otherwise indicated.

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

At some point, which we believe may have occurred approximately mid- to late-2016, Oliver Lin’s management ceased operating our original business. We have not generated any revenue from operations since that time.

Recent Developments

In 2019 and through the end of fiscal 2021, we explored plans to restart our enzyme products business or develop a new business. In 2019 and through early 2020, we had planned to restart our original enzyme products business, by importing enzyme supplements from the United States for sale in Taiwan. However, due to the COVID-19 pandemic, all non-COVID-19 related matters, including obtaining an import license from Taiwan’s Ministry of Economic Affairs and the Taiwan Food and Drug Administration (“FDA”), were delayed or were taking longer than usual in Taiwan beginning in late-January 2020. For various reasons, including the fact that, without a reasonably foreseeable end of the pandemic and Taiwan government resources being shifted to dealing with the pandemic, we decided to abandon the plan to restart our enzyme products business.

During fiscal year 2020, we announced that we were in the preliminary stage of developing a new business plan to sell and distribute physiological sea water and nasal spray in Taiwan and the United States. However, after exploring this possible business as a result of several factors, including but not limited to difficulties in commencing a new business during the ongoing COVID-19 pandemic, we decided not to pursue the nasal spray business.

In September 2020, we announced that we were exploring business opportunities for medical mask, medical-grade gloves and possibly other PPE. During fiscal 2021, due to lack of sufficient funding, we decided not to pursue the PPE business. We continued to explore other products with high demand since the advent of the COVID-19 pandemic, specifically rapid test kits. However, due to lack of funding and other factors, including the size of enterprise needed to successfully carry out such a business, we no longer intend to pursue this business.

At this time, we have no specific plan to commence any particular new business. Our focus will be to consider either or both of a possible business combination, which may include but not be limited to a reverse merger, with another operating business, or commencing a business of our own. However, we reserve the right to further change our business plan at any time.

Hukui Investment

In late September 2020, we announced that Hukui Biotechnology Corporation (“Hukui”) and we had entered into a Series C Preferred Shares Subscription Agreement dated September 23, 2020 (the “Hukui Agreement”), pursuant to which we have agreed to purchase an aggregate 200,000 shares of Hukui’s Series C Preferred Stock (“Series C Preferred Shares”) at $10.00 per share, for an aggregate investment of $2,000,000.

The Hukui Agreement provided that we would purchase the Series C Preferred Shares in three tranches, through a date on or before June 30, 2022, as follows:

●	The first tranche is 80,000 Series C Preferred Shares in the amount of $800,000 (the “First Tranche Investment”), such shares having been purchased by us on December 15, 2020 (the “First Tranche Closing”);

●	The second tranche is 60,000 Series C Preferred Shares in the amount of $600,000 (the “Second Tranche Investment”), such shares having been purchased by us on June 25, 2021 (the “Second Tranche Closing”); and

●	The third tranche is 60,000 Series C Preferred Shares in the amount of $600,000 (the “Third Tranche Investment”), such shares to have been purchased on or before June 30, 2022 (the “Third Tranche Closing”).

Following the end of our 2021 fiscal year, an individual and resident of the Republic of China (the “Purchaser”), Hukui and we entered into a Stock Purchase Agreement dated as of November 17, 2021 (the “Stock Purchase Agreement”), pursuant to which we agreed to sell the 140,000 shares of Hukui’s Series C Preferred Stock that we had purchased in the First Tranche Closing and the Second Tranche Closing (the “Hukui Shares”) to the Purchaser for $350,000 in cash, or $2.50 per share. The sale of the Hukui Shares closed on November 19, 2021.

As a result of our original purchase of the first 80,000 of the Hukui Shares on December 15, 2020, together with certain other factors, we may have been deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). To the extent that we may have been deemed to be an investment company, we have been relying on Rule 3a-2 promulgated under the Investment Company Act, allowing us to terminate our investment company status on or before December 15, 2021, the first anniversary of our purchase of the first 80,000 of the Hukui Shares, without having to register and be regulated as an investment company.

Believing that it is not in the best interests of the Company and its shareholders to register and be regulated as an investment company under the Investment Company Act, we explored different lawful means by which we could terminate our potential investment company status. We determined that the only viable option to terminate our potential investment company status and lawfully avoid registration and regulation under the Investment Company Act was to sell the Hukui Shares on or before the December 15, 2021 deadline.

After making diligent efforts to seek a purchaser of the Hukui Shares, we received three all-cash offers to purchase the Hukui Shares. We accepted the offer of the Purchaser, which was the highest of the three all-cash offers that we received.

We had purchased the Hukui Shares in two tranches, on December 15, 2020 and June 30, 2021, pursuant to the Hukui Agreement, at $10.00 per share, for an aggregate purchase price of $1,400,000.  We sold the Hukui Shares at $2.50 per share, for a total price of $350,000, resulting in loss of $1,050,000. We recognized impairment loss of the market value of the shares of $1,050,000 for the year ended September 30, 2021. See Note 4 to the Consolidated Financial Statements.

On December 17, 2021, Hukui and we entered into an Agreement (the “Termination Agreement”), pursuant to which our obligation to make the Third Tranche Investment was terminated and the Hukui Agreement was terminated. As a result, we have no continuing contractual obligation to make any investment in Hukui.

With the sale of the Hukui Shares, we believe that we are no longer deemed to be an investment company as defined in the Investment Company Act and, accordingly, we are not required to register and be regulated as an investment company thereunder. Additionally, with the execution of the Termination Agreement, the possibility that we could again become an inadvertent investment company under the Investment Company Act has been removed.

If we decide to develop a plan of operations for a new business, we will need to raise capital to pursue such a business. There are no commitments in place to fund any such business and no guarantee can be given that we will be able to secure such funding on terms that are favorable to us, or at all.

Either alone, or in combination with a plan of operations for a business that we would operate, we will also consider opportunities to engage in a reverse merger with another company.

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

Employees

As of September 30, 2021, we had four part time employees. All our employees are employed in Taiwan.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock (“Common Stock”) is not traded on any stock exchange and is occasionally quoted on the OTC Pink Market. As of January 7, 2022, there were approximately 282 record holders of our Common Stock.

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

Recent Sales of Unregistered Securities

In order to fund the First Tranche Investment in Hukui and for general working capital needs, we conducted a private offering of our Common Stock. On December 15, 2020, we sold 107,000,000 shares of our Common Stock to 34 individuals at a purchase price of $0.01 per share (the “Fall 2020 Offering”), for gross and net proceeds of $1,070,000, before allocating certain expenses associated with the offering in the amount of $5,852 as adjusted paid-in capital. See Note 7 to Consolidated Financial Statements.

On April 9, 2021, we issued 3,059,836 shares of our Common Stock to repay the outstanding principal and accrued and unpaid interest on a promissory note we issued to evidence a loan made to us by one of our stockholders in the principal amount of $30,000 (the “October 2020 Note”).

In order to fund the Second Tranche Investment in Hukui and for general working capital needs, we conducted a private offering of our Common Stock. On June 15, 2021, we sold 63,000,000 shares of our Common Stock to 18 individuals, at purchase price of $0.01 per share (the “Spring 2021 Offering”), for gross and net proceeds of $630,000, before allocating certain expenses associated with the offering in the amount of $7,230 as adjusted paid-in capital. See Note 7 to Consolidated Financial Statements.

Our Board of Directors authorized that all accrued and unpaid amounts of compensation, as of March 31, 2019, and thereafter, may be converted, at the option of our directors, and present and certain former executive officers, into shares of our Common Stock, at a rate of $0.05 per share for compensation earned on or before September 30, 2020 and $0.01 per share for compensation earned on and after October 1, 2020. Our Board of Directors also agreed that all accrued and unpaid amounts of director fees, as of March 31, 2019, and thereafter, may be converted upon the occurrence of certain events, at the option of the director, into shares of our Common Stock, at the same rates.

Effective March 31, 2021, we issued an aggregate 6,399,965 shares of our Common Stock to certain of our directors, officers, employees and a consultant, who converted accrued and unpaid compensation in the aggregate amount of $94,398. Of this amount, (i) $37,998 was with respect to amounts accrued during fiscal year 2020 and was converted at a rate of $0.05 per share into an aggregate 759,965 shares of our Common Stock; and (ii) $56,400 was with respect to amounts accrued during fiscal year 2021 through March 31, 2021 and was converted at a rate of $0.01 per share into an aggregate 5,640,000 shares of our Common Stock. See Item 11, “Executive Compensation”.

Effective September 30, 2021, we issued an aggregate 6,144,000 shares of our Common Stock to certain of our current and former directors, officers, employees and a consultant, who converted accrued and unpaid compensation in the aggregate amount of $61,440 at a rate of $0.01 per share of our Common Stock. See Item 11, “Executive Compensation”.

We offered and issued all of the foregoing securities under the exemption from registration provided by Section 4(a)(2) of the Securities Act, and/or Regulation D or Regulation S promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Company’s consolidated financial statements, including the Notes thereto, for the years ended September 30, 2020 and September 30, 2021, beginning on Page F-1.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

During our historic period, we were a start-up company whose main focus was to promote, market, distribute and export a range of enzyme products manufactured in the United States for sale for human and animal consumption in certain Asian markets, including ASEAN. Our objective was to commence marketing and distribution of a range of enzyme products for human and animal consumption to sole country distributors, wholesalers, dealers and retailers, as well as to the general public following a Multi-Level Marketing – Franchise Investor Dealer Related (MLM-FIDR) concept, beginning in Taiwan, and then China, Hong Kong, Macau, Thailand, Malaysia, Singapore and Sri Lanka.

At some point, which we believe may have occurred approximately mid- to late-2016, Oliver Lin’s management ceased operating our original business. We have not generated any revenue from operations since that time.

In 2019 and through the end of fiscal 2021, we explored plans to restart our enzyme products business or develop a new business. In 2019 and through early 2020, we had planned to restart our original enzyme products business, by importing enzyme supplements from the United States for sale in Taiwan. However, due to the COVID-19 pandemic, all non-COVID-19 related matters, including obtaining an import license from Taiwan’s Ministry of Economic Affairs and the Taiwan FDA, were delayed or were taking longer than usual in Taiwan beginning in late-January 2020. For various reasons, including the fact that, without a reasonably foreseeable end of the pandemic and Taiwan government resources being shifted to dealing with the pandemic, we decided to abandon the plan to restart our enzyme products business.

During fiscal year 2020, we announced that we were in the preliminary stage of developing a new business plan to sell and distribute physiological sea water and nasal spray in Taiwan and the United States. However, after exploring this possible business as a result of several factors, including but not limited to difficulties in commencing a new business during the ongoing COVID-19 pandemic, we decided not to pursue the nasal spray business.

In September 2020, we announced that we were exploring business opportunities for medical mask, medical-grade gloves and possibly other PPE. During fiscal 2021, due to lack of sufficient funding, we decided not to pursue the PPE business. We continued to explore other products with high demand since the advent of the COVID-19 pandemic, specifically rapid test kits. However, due to lack of funding and other factors, including the size of enterprise needed to successfully carry out such a business, we no longer intend to pursue this business.

At this time, we have no specific plan to commence any particular new business. Our focus will be to consider either or both of a possible business combination, which may include but not be limited to a reverse merger, with another operating business, or commencing a business of our own. However, we reserve the right to further change our business plan at any time.

Hukui Investment

In late September 2020, we announced that Hukui and we had entered into the Hukui Agreement, pursuant to which we agreed to purchase an aggregate 200,000 shares of Hukui’s Series C Preferred Shares at $10.00 per share, for an aggregate investment of $2,000,000.

The Hukui Agreement provided that we would purchase the Series C Preferred Shares in three tranches, through a date on or before June 30, 2022, as follows:

●	The First Tranche Investment is 80,000 Series C Preferred Shares in the amount of $800,000, such shares having been purchased by us on December 15, 2020 in the First Tranche Closing;

●	The Second Tranche Investment is 60,000 Series C Preferred Shares in the amount of $600,000, such shares having been purchased by us on June 25, 2021 in the Second Tranche Closing; and

●	The Third Tranche Investment is 60,000 Series C Preferred Shares in the amount of $600,000, such shares to have been purchased on or before June 30, 2022 in the Third Tranche Closing.

Following the end of our 2021 fiscal year, the Purchaser, Hukui and we entered into the Stock Purchase Agreement, pursuant to which we agreed to sell the 140,000 Hukui Shares that we had purchased in the First Tranche Closing and the Second Tranche Closing to the Purchaser for $350,000 in cash, or $2.50 per share. The sale of the Hukui Shares closed on November 19, 2021.

We had purchased the Hukui Shares in two tranches, on December 15, 2020 and June 30, 2021, pursuant to the Hukui Agreement, at $10.00 per share, for an aggregate purchase price of $1,400,000.  We sold the Hukui Shares at $2.50 per share, for a total price of $350,000, resulting in loss of $1,050,000. We recognized impairment loss of the market value of the shares of $1,050,000 for the year ended September 30, 2021. See Note 4 to Notes to Consolidated Financial Statements.

On December 17, 2021, Hukui and we entered into the Termination Agreement, pursuant to which our obligation to make the Third Tranche Investment was terminated and the Hukui Agreement was terminated. As a result, we have no continuing contractual obligation to make any investment in Hukui.

If we decide to develop a plan of operations for a new business, we will need to raise capital to pursue such a business. There are no commitments in place to fund any such business and no guarantee can be given that we will be able to secure such funding on terms that are favorable to us, or at all.

For the fiscal year ended September 30, 2020, Jui Pin (John) Lin, our former President and Chief Executive Officer, periodically provided the capital we needed to operate in the form of loans in the aggregate principal amount of $120,410, the principal and accrued and unpaid interest of which are convertible, at his option, into shares of our Common Stock at $0.05 per share. On December 28, 2020, we repaid Mr. Lin $65,410 of the principal amount of loans due and payable plus accrued interest in the amount of $1,162, for a total of $66,572. On January 5, 2021, we repaid Mr. Lin $20,000 of the principal amount of another such loan due and payable plus accrued interest in the amount of $403, for a total of $20,403.

On August 26, 2020, Jui Pin (John) Lin loaned us $35,000 at 4% interest rate and six months’ maturity. The loan was repaid on February 26, 2021 in the principal amount of $35,000, together with interest in the amount of of $706, for a total of $35,706.

On October 9, 2020, another stockholder loaned us $30,000 (the “October 2020 Loan”), on substantially the same terms as the terms of the loans from Mr. Lin. On April 9, 2021, the lender converted the outstanding principal, together with accrued and unpaid interest in the amount of $598, into 3,059,836 shares of the Company’s Common Stock, at a rate of $0.01 per share.

During the fiscal year ended September 30, 2021, we raised an aggregate $1.8 million in two private offerings, the Fall 2020 Offering and the Spring 2021 Offering, to raise the capital needed to fund our operations and make the First Tranche Investment and Second Tranche Investment in Hukui.

We may also raise equity, debt, convertible debt or a combination of any of the foregoing, from other parties for the capital we may need for any of the purposes specified in this report. There is no agreement in place between the Company and anyone for such capital to continue to be made available to us as needed, and we cannot guarantee that any such capital will continue to be available to us on favorable terms, or at all, in the future.

Results of Operations

Year Ended September 30, 2021 compared to the Year Ended September 30, 2020

Revenues

We did not generate any revenues during the years ended September 30, 2021 and 2020.

Operating expenses

We incurred total operating expenses of $363,637 and $309,907 for the years ended September 30, 2021 and 2020, respectively. Our operating expenses consist of legal fees, other professional fees, payroll expenses, rent, bank charges, and transfer agent fees. The increase in operating expenses for the year ended September 30, 2021 compared to the same period ended in 2020 was primarily due to increase in legal fees and consultant fees.

Other income (expense)

During the year ended September 30, 2021, we had a net other income of $52,250, which included incurred $78,476 of other income due to liabilities written off, partially offset by a $25,000 penalty plus interest of $1,226 from the IRS for failing to file Form 5472 timely. We did not have other income during the year ended September 30, 2020. During the year ended September 30, 2021 we incurred $1,050,000 impairment loss of investment. We invested $1,400,000 in Hukui’s Series C Preferred stock, which is sold on November 17, 2021 for $350,000, resulting in loss of $1,050,000. We wrote down the investment on September 30, 2021 to reflect fair market value of the investment.

Investment impairment loss

Pursuant to the Stock Purchase Agreement, we sold the Hukui Shares on November 19, 2021 for $350,000 in cash, or $2.50 per share. The sale of the Hukui Shares resulted in loss of $1,050,000. We recognized impairment loss of the market value of the shares of $1,050,000 for the year ended September 30, 2021. See Note 4 to Notes to Consolidated Financial Statements.

Contingent liability

During the fiscal year ended September 30, 2021, we received a $25,000 penalty from the Internal Revenue Service (the “IRS”) for failure to file Form 5472, Information Return of a 25% Foreign-Owned U.S. Corporation or a Foreign Corporation Engaged in a U.S. Trade or Business, for the year ended September 30, 2020. We are currently seeking forgiveness of the penalty and interest thereon in the amount of $1,226, for a total of $26,226, which was still pending as of September 30, 2021.

Net Loss

As a result of the above, our net loss increased from $311,109 in the year ended September 30, 2020 to $1,364,432 in the same period ended in 2021.

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

Liquidity and Capital Resources

Working Capital

	September 30,	September 30,
	2021	2020
Current Assets	$35,044	$18,092
Current Liabilities	105,346	371,035
Working Capital Deficit	$(70,302)	$(352,943)

As of September 30, 2021, we had current assets of $35,044 and a working capital deficit of $70,302. In comparison, as of September 30, 2020, we had cash and cash equivalents of $18,092 and a working capital deficit of $352,943.

As of September 30, 2021, we had total assets of $385,044, compared with total assets of $18,092 at September 30, 2020. The increase in total assets was primarily due to increase in prepayment and investment in Hukui.

We had $105,346 in total current liabilities as of September 30, 2021, consisting of $100,746 in accounts payable, $1,590 in accrued expenses, and $3,010 due to related parties. This is compared to total current liabilities of $371,035 as of September 30, 2020, which included $129,154 in accounts payable, $25,436 in accrued expenses, $96,035 due to related parties and $120,410 in notes payable – related party. The decrease of liability was because of decrease in due to related parties which was primarily due to some unpaid compensation to officers and directors. The liability was mainly paid off in the form of conversion of accrued compensation into shares of our Common Stock. Effective March 31, 2021, we issued an aggregate 6,399,965 shares of our Common Stock to certain of our directors, officers, employees and a consultant, who converted accrued and unpaid compensation in the aggregate amount of $94,398. Of this amount, (i) $37,998 was with respect to amounts accrued during fiscal year 2020 and was converted at a rate of $0.05 per share into an aggregate 759,965 shares of our Common Stock; and (ii) $56,400 was with respect to amount accrued during fiscal year 2021 through March 31, 2021 and was converted at a rate of $0.01 per share into an aggregate 5,640,000 shares of our Common Stock. Effective September 30, 2021, the Company issued an aggregate 6,144,000 shares of its Common Stock to certain of its directors, officers, employees and a consultant, who converted accrued and unpaid compensation in the aggregate amount of $61,440 at a rate of $0.01 per share of its Common Stock.

During the year ended September 30, 2021, one of our shareholders made the October 2020 Loan to us in the principal amount of $30,000, primarily to pay our expenses. The October 2020 Loan bore simple interest at a rate of 4% per annum and was payable as to both principal and interest on the Maturity Date of April 9, 2021. On the Maturity Date, the holder of the note evidencing the October 2020 Loan(the “October 2020 Note”) converted the outstanding principal, together with accrued and unpaid interest of $598, into 3,059,836 shares of the Company’s Common Stock at the rate of $0.01 per share.

We had total stockholders’ equity of $253,473 and an accumulated deficit of $9,522,821 as of September 30, 2021. In comparison, we had a total stockholders’ deficiency of $352,943 and an accumulated deficit of $8,158,389 as of September 30, 2020

On December 15, 2020, we completed the Fall 2020 Offering. We sold 107,000,000 shares of our Common Stock to 34 individuals at a purchase price of $0.01 per share, for gross proceeds of $1,070,000 before allocating certain expenses associated with the offering in the amount of $5,852 as adjusted paid-in capital.

On April 9, 2021, we issued 3,059,836 shares of our Common Stock to repay the principal and interest accrued upon the maturity of the October 2020 Note.

On June 15, 2021, we sold and issued 63,000,000 shares of our Common Stock to 18 individuals at purchase price of $0.01 per share in the Spring 2021 Offering. Gross proceeds were $630,000, before allocating certain expenses associated with the offering in the amount of $7,230 as adjusted paid-in capital.

On July 15, 2021, the Company completed the Spring 2021 Offering of its Common Stock, on which date it sold and issued additional 10,000,000 shares of its Common Stock to five individuals at a purchase price of $0.01 per share, for gross proceeds of $100,000, before allocating certain expenses associated with the offering in the amount of $959 as adjusted paid-in-capital.

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

We are authorized to issue 10,000,000,000 shares of Common Stock and that number did not change as a result of the Reverse Stock Split.

Cash Flows

	Year ended September 30, 2021	Year ended September 30, 2020
Cash flows used in operating activities	$(304,588)	$(223,974)
Cash flows used in investing activities	(1,400,000)	-
Cash flows provided by financing activities	1,695,549	120,410
Effect of exchange rate changes on cash	218	(1)
Net decrease in cash during period	$(8,821)	$(103,565)

During the year ended September 30, 2021, we used $304,588 of cash in operating activities which was attributable primarily to our net loss of $1,364,432 offset by impairment of $1,050,000 to investment and change in operating assets and liabilities of $9,844. In comparison, during the year ended September 30, 2020, we used $223,974 of cash in operating activities which was attributable to our net loss of $311,109 and the change in operating assets and liabilities of $87,135.

With respect to our investing activities, we used $1,400,000 in payment for investment made to Hukui during the year ended September 30, 2021. We did not have cash inflow from investing activities for the year ended September 30, 2020.

During the year ended September 30, 2021, we had total cash inflow of $1,695,549 from financing activities. We received $30,000 from the October 2020 Loan. We repaid $120,410 to the notes from related party, who was our then President and Chief Executive Officer, Jui Pin Lin. We received $1,785,959, net of directly associated expenses, including legal, transfer agent, and printing and delivery expenses, from two private offerings of our Common Stock, which were completed in December 2020 and July 2021, respectively. For accounting purpose, we recorded the net proceeds from private offering instead of the gross amount of $1,800,000.

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

To date, our capital requirements have primarily been funded by shareholders through the purchase of our Common Stock in private offerings and short-term borrowings from a former officer and another shareholder. We likely will need to raise additional capital for corporate expenses during the next 12 months. We are exploring options of raising additional capital through issuing more Common Stock or other securities, including debt and debt convertible into Common Stock. There are no agreements, arrangements or understandings in place with respect to raising any additional capital from any person. There can be no assurance that we will be able to raise such capital when and as needed on terms that are favorable to us, or at all.

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

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. For the years ended September 30, 2021 and 2020, no significant estimates and assumptions have been made in the consolidated financial statements. The following are some of the critical accounting policies in relation to the preparation of the consolidated financial statements. For a full summary of our critical accounting policies, please refer to Note 2 of Notes to Consolidated Financial Statements.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7368 and 0.7325 as of September 30, 2021 and 2020, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7458 and 0.7228 average exchange rates were used to translate revenues and expenses for the years ended September 30, 2021 and 2020, respectively. Stockholders’ equity (deficiency) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity (deficiency).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-15.

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

Comingling of funds: We do not have adequate control of our petty cash, resulting in the comingling of our petty cash with the nominal account holder’s personal funds.

Lack of Adequate Staffing: We do not have adequate in-house accounting personnel and expertise in key positions, resulted in overly relying on outside consultants in preparing financial statements and other required disclosures by the Securities and Exchange Commission.

Ineffective oversight: We do not exercise effective oversight and monitoring procedures designed and implemented to certain control activities.

Overly relied on outside professionals: We are unable to prepare internally financial statements and relied on outside professional consultants to prepare financial statements and adequate disclosures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses in internal control over financial reporting identified above, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2021 based on the criteria set forth in “Internal Control—Integrated Framework” issued by COSO.

Due to the nature of the material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected. The material weaknesses identified above either individually or in aggregation did not result in any identified misstatements or errors in the Company’s consolidated financial statements as at and for the year ended September 30, 2021.

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

However, due to limitation of funds and personnel, we have so far been unable to begin to implement the plan to remediate the material weaknesses noted above.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the year ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of the filing of this Annual Report, our current directors and executive officers and additional information concerning them are as follows:

Name	Age	Position

Wen-Piao (Jack) Lai	69	President and Chief Executive Officer, Director

Shao-Cheng (Will) Wang	62	Chief Financial Officer, Treasurer and Secretary

Kuang Ming (James) Tsai	71	Chairman of the Board, Director

Jui Pin (John) Lin	65	Director

Hsin-Ta (Darren) Su	44	Director

Nan-Yao (Jake) Chan	49	Director

Wen-Piao (Jack) Lai has served as a director since June 17, 2021 and has served as our President and Chief Executive Officer since October 29, 2021. Mr. Lai founded Kuan Dar Textile Co., Ltd., located in Taoyuan City, Taiwan, in 1987 and has served as its President since that time. From January 2016 to December 2017, Mr. Lai served as President of the Alumni Association of Sha-Lu Industrial Vocational Senior High School, from which he graduated in 1967. Mr. Lai has extensive experience in business operations and management through more than 30 years of business management experiences in the company he founded. He also has participated with volunteer firefighting with Taoyuan City Bade Fire Station Squadron in Taoyuan City, Taiwan since 1999.

Shao-Cheng (Will) Wang has served as our Chief Financial Officer, Treasurer and Secretary since March 18, 2020. From June 17, 2021 to October 29, 2021 he also served as a director. In August 2020, Mr. Wang became the president of Yuhan Trading Company in Taichung, Taiwan. From January 1994 to the present, Mr. Wang has served as an information technology consultant for Hsinlan Chemical, Co, Ltd. located in Taichung City, Taiwan. From May 2018 to the present, he has served as the General Secretary for Chinese Taipei Wushu Confederation of the Koushu/Wushu Federation of the Republic of China (Taiwan). From August 1986 to July 2015, he was a teacher and Director of Academic Affairs for Taichung Sha-Lu Industrial Senior High School in Taichung, Taiwan. Mr. Wang received a bachelor’s degree from the Division of Industrial Technics Education of the National Taiwan Normal University and a master’s degree from the Graduate Institute of Statistics of Chung Hua University in Hsinchu City, Taiwan.

Kuang Ming (James) Tsai has served as a director and Chairman of the Board since June 11, 2018. Mr. Tsai served as our President from June 29, 2018 to March 4, 2020, our Chief Executive Officer from June 29, 2018 to March 18, 2020 and our Chief Financial Officer from September 12, 2018 to March 18, 2020. From July 2017 to June 2018, Mr. Tsai served as the President of YAMA KAWA Bilingual Club, part of District 67 Toastmasters International. From 2010 to 2017, Mr. Tsai was retired, during which period he was an investor of securities. From 2006 to 2010, he served as the President of Blanfield Pty Ltd., an import company. Mr. Tsai received a Bachelor of Arts Degree from National Taiwan University in 1973, majoring in Economics.

Jui Pin (John) Lin has served as a director since June 17, 2021. He also served as our President from March 4, 2020 to August 1, 2021 and as our Chief Executive Officer from March 18, 2020 to August 1, 2021. Mr. Lin previously served as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and as a director, from April 18, 2017 to August 4, 2017. From November 1983 to the present, Mr. Lin has served as the President of Risesun Electrical & Industry Co. Ltd. located in Taiwan. From March 1994 to the present, he has served as President of Risesun Electric & Industry (Kunshan) Co. Ltd. located in China. From May 1998 to the present, Mr. Lin has served as the Chairman and Director of Yogo Textile Co. Ltd. located in Bangladesh. From September 2015 to the present, he has served as the President of First Empire Corp. located in Seychelles. From November 2018 to the present, Mr. Lin has served as the President of Rekun Electronic Technology (Kunshan) Corp. located in China. Mr. Lin received a bachelor degree from the Oriental Institute of Technology in Taipei, Taiwan in 1977, where he majored in Textile Engineering.

Hsin-Ta (Darren) Su has served as a director since October 29, 2021 and as our IT manager since March 2020. From April 2020 to October 2021, he was a software developer for JC Healthcare Technology Co., Ltd. In Taiwan. From May 2016 to March 2020, he was a software developer Evolve Development Co., Ltd., in Taiwan. Mr. Su received an associate degree of computer engineering in 1998 from Kuang Wu Junior College in Taiwan.

Nan-Yao (Jake) Chan has served as a director since October 29, 2021 and has been section manager of Taichung District of Mercuries Life Insurance Co. since January 2011. From August 1995 to December 2010, he was team leader of Taichung District of Mercuries Life Insurance Co.

None of our directors presently serves as a director of any other public companies. We have not entered into indemnification agreements with our directors, although they have indemnification protection under the laws of the State of Nevada, in which we are incorporated. We do not currently maintain director and officer liability insurance.

We believe that what qualifies each of our directors to serve as such is that each of our directors has a good working relationship with our shareholders generally, has been engaged in private raises of capital, which we will require, and has a broad background in business, all of which qualities and attributes could help us in the future.

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

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended September 30, 2020 and 2021. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other compensation ($)	Total ($)
Jui Pin (John) Lin(1),	2020	21,000	-	-	-	-	21,000
Former Chief Executive Officer	2021	30,000	-	-	-	500	30,500

Shao-Cheng (Will) Wang(2)	2020	13,500	-	-	-	-	13,500
Chief Financial Officer	2021	24,540	-	-	-	-	24,540

Kuang-Ming (James) Tsai(3),	2020	27,000	-	-	-	-	27,000
Former Chief Executive Officer and Chief Financial Officer	2021	28,200	-	-	-	1,000	29,200

Jia-Tian (Jeffery) Lin(4),	2020	-	-	-	-	-	-
Chief Executive Officer	2021	4,500	-	-	-	-	4,500

(1)	Mr. Lin served as our President from March 4, 2020 until August 1, 2021 and as our Chief Executive Officer from March 18, 2020 until August 1, 2021. From April 1, 2020 through June 30, 2020, Mr. Lin received compensation in the amount of $4,000 per month. Effective July 1, 2020, this amount was reduced to $3,000 per month. Of the total amount of $21,000 and $30,000 earned by Mr. Lin through July 31, 2021 as executive compensation, $0 has been paid and all earnings have been converted to shares of our Common Stock. In September 2021, after he ceased serving as our President and Chief Executive Officer, Mr. Lin earned $500 for attending a meeting of the Board of Directors.

(2)	From April 1, 2020 through June 30, 2020, Mr. Wang received compensation in the amount of $2,500. Effective July 1, 2020, this amount was reduced to $2,000 per month. Of the total amount of $13,500 earned by Mr. Wang through September 30, 2020 as executive compensation, $2,121 has been paid and $11,379 was accrued. His compensation was increased to $2,300 per month on August 6, 2021. All accrued and unpaid compensation has been converted to shares of our Common Stock.

(3)	From October 1, 2019 through March 30, 2020, Mr. Tsai received compensation as our Chief Executive Officer of $3,000 a month. From April 1, 2020 through June 30, 2020, Mr. Tsai received compensation as a consultant in the amount of $500 per month. Effective July 1, 2020, this amount was increased to $2,500 per month. Of the total amount of $63,000 earned by Mr. Tsai from October 1, 2018 through September 30, 2020 in all capacities, $0 has been paid and $63,000 was accrued. Mr. Tsai has converted this entire amount into shares of our Common Stock. From October 1, 2020 to August 6, 2021, Mr. Tsai received compensation of $2,500 per month, and $1,500 from August 6, 2021 until September 30, 2021. Except for $1,000 for attending a meeting of the Board of Directors in September 2021, all other accrued and unpaid balance has been converted to shares of our Common Stock.

(4)	Mr. Lin served as our President and Chief Executive Officer from August 1, 2021 until October 29, 2021. From August 1, 2021 through September 30, 2021, Mr. Lin received compensation of $2,500 a month. All accrued and unpaid compensation has been converted to shares of our Common Stock.

We have not entered into employment agreements with any of our named executive officers.

Our Board of Directors authorized that all accrued and unpaid amounts of compensation, as of March 31, 2019, and thereafter, may be converted, at the option of our directors, and present and certain former executive officers, into shares of our Common Stock, at a rate of $0.05 per share for compensation earned on or before September 30, 2020 and $0.01 per share for compensation earned on and after October 1, 2020.

Certain of our present and former directors and officers elected to convert all of such accrued compensation during fiscal year 2021 into shares of our Common Stock. As a result of these conversions, we issued an aggregate 9,345,889 shares of our Common Stock, as follows:

Name	Accrued Compensation	Conversion Rate	Shares Issued
Jui Pin (John) Lin	$21,000	$0.05	420,000
Jui Pin (John) Lin	$30,000	$0.01	3,000,000
Jia-Tian (Jeffery) Lin	$4,500	$0.01	450,000
Shao-Cheng (Will) Wang	$10,094	$0.05	201,889
Shao-Cheng (Will) Wang	$24,540	$0.01	2,454,000
Kuang Ming (James) Tsai	$28,200	$0.01	2,820,000
Total	$118,334		9,345,889

Effective July 1, 2020, our Board of Directors modified compensation levels for our officers, directors and consultants, as follows:

●	The monthly salary of the President/Chief Executive Officer is $4,000.

●	The monthly salary of the Treasurer/Chief Financial Officer/Secretary is $2,500.

●	The monthly consultancy fee paid to Kuang Ming Tsai is $500.

Effective April 1, 2021, our Board of Directors further modified compensation levels for our officers, directors and consultants, as follows:

●	The monthly salary of the President/Chief Executive Officer remains at $4,000.

●	The monthly salary of the Treasurer/Chief Financial Officer/Secretary remains at $2,500.

●	The monthly consultancy fee paid to Kuang Ming Tsai is $2,500.

Effective August 6, 2021, our Board of Directors further modified compensation levels for its officers, directors and consultants, as follows:

●	The monthly salary of the President/Chief Executive Officer is $2,500.

●	The monthly salary of the Treasurer/Chief Financial Officer/Secretary is $2,300.

●	The monthly consultancy fee paid to Kuang Ming Tsai is $1,500.

●	The fee paid to the Chairman of the Board for attending meetings of the Board of Directors is $1,000 per meeting.

●	The fee paid to all other non-employee directors for attending meetings of the Board of Directors is $500 per meeting; employee directors will not be paid a fee for attending Board meetings beyond their officer salary.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards to any of our named executive officers.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company. We have no present intention of adopting any such plans in the foreseeable future.

Director Compensation

From April 1, 2020, Ching Ming (James) Hsu was paid $100 per meeting attended. Effective August 6, 2021, compensation was changed so that the Chairman will receive $1,000 for each meeting of the Board of Directors they attend and non-officer directors will receive $500 for each meeting of the Board of Director they attend. The Board has authorized accrued and unpaid director fees to be converted into shares of our Common Stock, at a converson price of $0.01 per share, at the option of the director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 7, 2022, the number of shares of our Common Stock owned of record and beneficially by all directors, executive officers and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
5% Stockholders
Hsu, Yu-Pin 4F, No.4, Alley 5, Lane 251, Chung Hsiao E.R.D., Sec. 3 Taipei Taiwan (R.O.C.)	24,000,000		8.0%
Yi Lung (Oliver) Lin No. 175-1, 4th Floor-1, Nanher Rd. South Dist.,Taichung City Taiwan 402 (R.O.C)	20,752,542	(2)	6.9%
Huei Ling Wang No. 175-1, 4th Floor-1, Nanher Rd. South Dist.,Taichung City Taiwan 402 (R.O.C)	20,752,542	(2)	6.9%

Directors and Executive Officers:
Jui Pin (John) Lin 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	63,470,000	(3)	21.2%
Wen-Piao (Jack) Lai 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	18,110,500	(4)	6.0%
Shao-Cheng (Will) Wang 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	12,655,889		4.2%
Nan-Yao (Jake) Chan 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	9,000,000	(5)	3.0%
Hsin-Ta (Darren) Su 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	8,806,076		2.9%
Kuang Ming (James) Tsai 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	5,566,055	(6)	1.9%
All Directors and Executive Officers as a group (6 persons)	117,608,520		39.2%

(1)	Percentages are calculated on the basis of 299,686,921 shares of Common Stock outstanding as of January 7, 2022.

(2)	Consists of (i) 8,714,688 shares held by Access Finance and Securities (NZ) Limited, which we believe is controlled by Oliver Lin; (ii) 1,729,765 shares held by Access Management and Consulting, which we believe is controlled by Oliver Lin; (iii) 21,528 shares held by Lin Yi Lung Foundation Charitable Trust, which we believe may be controlled by Oliver Lin; (iv) 9,386,531 shares held by Huei Ling Wang, the wife of Oliver Lin; (v) 900,000 shares held by Beckenburg Boon Kee Lim, a son of Oliver Lin, whom we believe may reside with his parents or act in concert with respect to the ownership of his shares; and (vi) 30 shares held by Benedict Lim Boon Cheong, a son of Oliver Lin, whom we believe may reside with his parents or act in concert with respect to the ownership of his shares.

(3)	Consists of (i) 63,420,000 held by Mr. Lin; and (ii) 50,000 shares issuable in the event of the conversion of accrued and unpaid director fees in the amount of $500 through September 30, 2021. Mr. Lin served as President of the Company until August 1, 2021.

(4)	Consists of (i) 18,060,500 held by Mr. Lai; and (ii) 50,000 shares issuable in the event of the conversion of accrued and unpaid director fees in the amount of $500 through September 30, 2021.

(5)	Consists of 9,000,000 shares owned by the wife of Mr. Chan.

(6)	Consists of (i) 5,466,055 held by Mr. Tsai; and (ii) 100,000 shares issuable in the event of the conversion of accrued and unpaid director fees in the amount of $1,000 through September 30, 2021.

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

John Lin alleged that he was not informed by Oliver Lin, at the time of negotiating, drafting and entering into the April 2017 Agreement, of the difference between the price per share of the Company’s units being sold in the 2017 Offering and the price per share of the Company’s Common Stock sold to him pursuant to the April 2017 Agreement. The April 2017 Agreement did not disclose the existence or terms of the 2017 Offering. It was John Lin’s position that he should have been offered to purchase the Lin Shares pursuant to the April 2017 Agreement at the same price per share as in the 2017 Offering, which would have equaled 30,000,000 shares for his $300,000 investment.

John Lin brought this dispute to the attention of the Company’s newly-elected directors during the spring and summer of 2017. However, because of the then-recent turnover of the Company’s management and its Board of Directors, certain misinformation provided to the newly-elected directors by Oliver Lin’s management and Oliver Lin’s failure to turn over the complete corporate records to the newly-elected directors, the newly-elected directors were uncertain as to the basis for, and validity of, John Lin’s claim during the spring and summer of 2017.

With the passage of time, upon careful review of such of the corporate records that now exist in the hands of our current directors and officers, further due diligence, and in consultation with our professional advisors, we came to understand the basis for John Lin’s claim.

Pursuant to an agreement dated September 30, 2019 that we entered into with John Lin (the “Lin Settlement Agreement”), we agreed to issue to John Lin the additional 27,000,000 shares of Common Stock that he would have been issued at $0.01 per share, or the same price paid by the purchasers in the 2017 Offering. Of this amount, we issued 18,000,000 shares of Common Stock in October 2019 and issued the remaining 9,000,000 shares in September 2020. As part of the Lin Settlement Agreement, John Lin and we mutually released each other from all claims arising out of this matter.

On April 24, 2020, Mr. Lin loaned us the principal amount of $25,000. The April 2020 Loan bore simple interest at a rate of 1% per annum and was payable as to both principal and interest on October 24, 2020. On December 28, 2020, we repaid the principal and accrued interest on the April 2020 Loan, in the aggregate amount of $25,170.

On May 18, 2020, Mr. Lin loaned us the additional principal amount of $40,410. The May 2020 Loan bore simple interest at a rate of 4% per annum and was payable as to both principal and interest on November 18, 2020. On December 28, 2020, we repaid the principal and accrued interest on the May 2020 Loan, in the aggregate amount of $41,402.

On July 3, 2020, Mr. Lin loaned us the additional principal amount of $20,000. The July 2020 Loan bore simple interest at a rate of 4% per annum and was payable as to both principal and interest on January 3, 2021. On January 5, 2021, we repaid the $20,000 principal amount of the July 2020 Loan, plus accrued interest in the amount of $403, for a total of $20,403.

On August 26, 2020, Mr. Lin loaned us the principal amount of $35,000. This loan bore simple interest at a rate of 4% per annum and was payable as to both principal and interest on February 26, 2021. On February 26, 2021, we repaid the $35,000 principal amount of this loan, plus accrued interest in the amount of $706, for a total of $35,706. As of September 30, 2021, all amounts owed to Mr. Lin have been repaid

Conversion of Amounts Owed to Directors and Officers

Our Board of Directors has authorized that all accrued and unpaid amounts of compensation, as of March 31, 2019, and thereafter, may be converted, at the option of our directors, and present and certain former executive officers, into shares of our Common Stock, at a rate of $0.05 per share. Certain of our present and former directors and officers elected to convert all of such accrued compensation during fiscal year 2021 into shares of our Common Stock. As a result of these conversions, we issued an aggregate 9,345,889 shares of our Common Stock, as follows:

Name	Accrued Compensation	Conversion Rate	Shares Issued
Jui Pin (John) Lin	$21,000	$0.05	420,000
Jui Pin (John) Lin	$30,000	$0.01	3,000,000
Jia-Tian (Jeffery) Lin	$4,500	$0.01	450,000
Shao-Cheng (Will) Wang	$10,094	$0.05	201,889
Shao-Cheng (Will) Wang	$24,540	$0.01	2,454,000
Kuang Ming (James) Tsai	$28,200	$0.01	2,820,000
Total	$118,334		9,345,889

Our Board of Directors has also agreed that all accrued and unpaid amounts of director fees, as of March 31, 2019, and thereafter until September 30, 2020, may be converted upon the occurrence of certain events, at the option of the director, into shares of our Common Stock, at a rate of $0.05 per share. As of September 30, 2020, Mr. Hsu converted $12,600 of director fees into 252,000 shares of our Common Stock and $30,100 of officer compensation into 602,000 shares of our Common Stock, in addition to the amount shown for Mr. Hsu in the table above. All accrued and unpaid compensation and director’s fees accrued and unpaid after September 30, 2020 may be converted upon approval by the Board of Directors at $0.01 per share.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees charged by DYH & Company (“DYH”) for the services rendered to the company and its subsidiaries in fiscal 2020 and 2021:

	Amount Billed and Paid
Type of Fee	Fiscal Year 2020	Fiscal Year 2021
Audit (1)	$28,915	$32,842
Audited Related (2)	3,519	87
Total	$32,434	$32,929

(1)	Represents aggregate fees charged by DYH for audits of consolidated financial statements for fiscal years ended September 30, 2020, and 2021, and quarterly reviews during fiscal year 2021.

(2)	Represents aggregate audits related direct out-of-pock expenses charged by DYH.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit No.	Description
3.1(1)	Articles of Incorporation of Genufood Energy Enzymes Corp. dated June 21, 2010
3.2(1)	Certificate of Amendment dated December 10, 2010 to Articles of Incorporation of Genufood Energy Enzymes Corp.
3.3(1)	Certificate of Amendment dated August 1, 2014 to Articles of Incorporation of Genufood Energy Enzymes Corp.
3.4(1)	Certificate of Amendment dated February 24, 2015 to Articles of Incorporation of Genufood Energy Enzymes Corp.
3.5(2)	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Genufood Energy Enzymes Corp. with the Secretary of State of the State of Nevada on June 24, 2020.
3.6(9)	Bylaws of Genufood Energy Enzymes Corp.
4.1*	Description of Securities
10.1(1)	Amended and Restated Settlement Agreement and Mutual Release made and entered into as of September 30, 2019 by and between Genufood Energy Enzymes Corp. and Jui Pin Lin
10.2(3)	1% Convertible Promissory Note dated April 24, 2020
10.3(4)	4% Convertible Promissory Note dated May 18, 2020
10.4(5)	4% Convertible Promissory Note dated July 3, 2020.
10.5(6)	4% Convertible Promissory Note dated August 26, 2020.
10.6(7)	4% Convertible Promissory Note dated October 9, 2020
10.7(8)	Series C Preferred Shares Subscription Agreement dated September 23, 2020 by and between Hukui Biotechnology Corporation and Genufood Energy Enzymes Corp.
10.8(10)	Stock Purchase Agreement made and entered into as of November 17, 2021, by and among Genufood Energy Enzymes Corp.; Yu-Lin Chen; and Hukui Biotechnology Corporation
10.9(11)	Agreement dated as of December 17,, 2021 by and between Genufood Energy Enzymes Corp. and Hukui Biotechnology Corporation
21*	List of subsidiaries
24.1*	Power of Attorney (included after signatures hereto)
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Incorporated by reference from our registration statement on Form 10, filed with the Securities and Exchange Commission on October 25, 2019.
(2)	Incorporated by reference from our Current Report on Form 8-K dated June 23, 2020.
(3)	Incorporated by reference from our Current Report on Form 8-K dated April 24, 2020.
(4)	Incorporated by reference from our Current Report on Form 8-K dated May 18, 2020.
(5)	Incorporated by reference from our Current Report on Form 8-K dated July 3, 2020.
(6)	Incorporated by reference from our Current Report on Form 8-K dated August 26, 2020.
(7)	Incorporated by reference from our Current Report on Form 8-K dated October 9, 2020.
(8) (9) (10) (11)

Incorporated by reference from our Current Report on Form 8-K dated September 23, 2020.

Incorporated by reference from our Current Report on Form 8-K dated July 7, 2021.

Incorporated by reference from our Current Report on Form 8-K dated November 19, 2021.

Incorporated by reference from our Current Report on Form 8-K dated December 20, 2021.

(c) Financial Statement Schedules:

Not applicable.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUFOOD ENERGY ENZYMES CORP.

By:	/s/ WEN-PIAO LAI
Wen-Piao Lai
President and Chief Executive Officer

Date: January 13, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Wen-Piao Lai and Kuang Ming Tsai, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wen-Piao Lai	President, Chief Executive Officer and Director	January 13, 2022
Wen-Piao Lai	(principal executive officer)

/s/ Shao-Cheng Wang	Chief Financial Officer (principal accounting officer)	January 13, 2022
Shao-Cheng Wang

/s/ Kuang Ming Tsai	Chairman of the Board, Director	January 13, 2022
Kuang Ming Tsai

/s/ Jui Pin Lin	Director	January 13, 2022
Jui Pin Lin
/s/ Hsin-Ta Su	Director	January 13, 2022
Hsin-Ta Su
/s/ Nan-Yao Chan	Director	January 13, 2022
Nan-Yao Chan

GENUFOOD ENERGY ENZYMES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Genufood Energy Enzymes Corporation and subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Genufood Energy Enzymes Corporation (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficiency), and cash flows for each of the years in the two year periods ended September 30, 2021, and the related notes (collectively the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2021 and 2020, and the results of its consolidated operations and cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced recurring losses, negative cash flows from operations, has limited capital resources, and recognized a significant loss for the year. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee or the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Investment Impairment Assessment

As described in Note 4 and Note 12 to the consolidated financial statements, the Company’s investment balance was $350,000 at September 30, 2021, after deduction of a significant impairment to the total original investment cost of $1,400,000 paid for 140,000 shares of the investee’s Series C Preferred Stock initiated in December 2020. Investment is tested for impairment at least annually and the determination of the fair value of the investment requires management to make significant estimates and assumptions related to the performance of the investee, a private entity. As disclosed by management, changes in these assumptions could have a significant impact on the fair value of the reported investment, the amount of any impairment charge, or both.

We identified the Company’s assessment of investment impairment as a critical audit matter. Believing that it would not be in the best interests of the Company and its shareholders to register and be regulated as an investment company under the Investment Company Act, the Company sold the entire investment to an individual subsequently in November 2021 and resulted a significant loss. Management determined that the loss should be recognized as an impairment to the investment at September 30, 2021.

Our primary audit procedures to address management’s judgment regarding the impairment and this critical audit matter include:

➢	Reviewing the investment agreement and understanding the primary purpose of investment based on inquiries with management and the Board Chairman.

➢	Considering the Company’s internal control over financial reporting.

➢	Discussing with the Investee’s President/Chief Executive Officer.

➢	Consulting with the Company’s legal counsel and evaluating the entire circumstance as well as the options that the Company might have in order to avoid becoming an Investment Company.

➢	Evaluating the reasonableness of management judgment and the subsequent events.

/S/ DYH & Company

We have served as the Company’s auditor since 2017.

Brea, California

January 13, 2022

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOLIDATED BALANCE SHEETS

(US$, except share data and per share data, or otherwise noted)

	As of September 30,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,271	$18,092
Prepayment	25,773	-
Total Current Assets	35,044	18,092

Investment	350,000	-
Total Assets	$385,044	$18,092

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable	$100,746	$129,154
Accrued expenses	1,590	25,436
Due to related parties	3,010	96,035
Note payable – related party	-	120,410
Total Current Liabilities	105,346	371,035

Commitment and contingencies (Note 11)	26,226	-

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock; $0.001 par value; 10,000,000,000 shares authorized; 299,686,921 and 104,083,120 shares issued and outstanding as of September 30, 2021 and 2020, respectively	299,687	104,083
Additional paid-in capital	16,911,770	15,134,979
Discount on common stock	(7,241,581)	(7,241,581)
Accumulated other comprehensive loss	(193,583)	(192,035)
Accumulated deficit	(9,522,821)	(8,158,389)
Total Stockholders’ Equity (Deficiency)	253,472	(352,943)

Total Liabilities and Stockholders’ Equity (Deficiency)	$385,044	$18,092

See Accompanying Notes to Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(US$, except share data and per share data, or otherwise noted)

	For the Years Ended September 30,
	2021		2020
REVENUE		$-		$-

OPERATING EXPENSES
General & administrative expenses		363,637		309,907
Total operating expenses		363,637		309,907

LOSS FROM OPERATIONS		(363,637)		(309,907)

OTHER INCOME (EXPENSE)
Interest expense		(1,734)		(1,179)
Impairment to investment		(1,050,000)		-
Foreign currency loss		(511)		(23)
Other non-operating income, net		52,250		-
Total other expense		(999,995)		(1,202)

Loss before income taxes		(1,363,632)		(311,109)
Provision for income taxes		800		-

NET LOSS		$(1,364,432)		$(311,109)

OTHER COMPREHENSIVE LOSS
Foreign currency transaction adjustments		(1,548)		(1,190)

COMPREHENSIVE LOSS		$(1,365,980)		$(312,299)

BASIC & DILUTED LOSS PER SHARE	$	*	$	*

WEIGHTED AVERAGE NUMBER OF ORGINARY SHARES-BASIC & DILUTED		215,264,348		91,530,184

*	Less than $0.01 per share

See Accompanying Notes to Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOILDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

(US$, except share data and per share data, or otherwise noted)

	Common Stock		Additional	Discount on			Accumulated Other	Total Stockholder’s
	Number of Shares	Amount	Paid-in- Capital	common stock	Shares to be issued	Accumulated Deficit	Comprehensive Income (loss)	Equity (Deficit)
BALANCE AT SEPTEMBER 30, 2019	91,249,120	$91,249	$14,947,113	$(7,241,581)	$9,000	$(7,847,280)	$(190,845)	$(232,344)

Shares issued for debt repayment	3,834,000	3,834	187,866					191,700

Common stock issued	9,000,000	9,000			(9,000)			-

Foreign Currency Translation adjustment							(1,190)	(1,190)

Net Loss						(311,109)		(311,109)

BALANCE AT SEPTEMBER 30, 2020	104,083,120	$104,083	$15,134,979	$(7,241,581)	$-	$(8,158,389)	$(192,035)	$(352,943)

Shares issued for cash	180,000,000	180,000	1,605,959					1,785,959

Issuance of Common Stock for Debt Conversion – Current and Former Director and Officers	9,345,889	9,346	108,988					118,334

Issuance of Common Stock for Debt Conversion – Current and Former Consultants	3,198,076	3,198	34,306					37,504

Issuance of Common Stock for Debt Conversion	3,059,836	3,060	27,538					30,598

Foreign Currency Translation adjustment							(1,548)	(1,548)

Net Loss						(1,364,432)		(1,364,432)

BALANCE AT SEPTEMBER 30, 2021	299,686,921	$299,687	$16,911,770	$(7,241,581)	$-	$(9,522,821)	$(193,583)	$253,472

See Accompanying Notes to Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$, except share data and per share data, or otherwise noted)

	For the Years Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,364,432)	$(311,109)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment to investment	1,050,000	-
Change in operating assets and liabilities
Prepayment	(25,773)	50
Accounts payable	(29,015)	(233)
Accrued expenses	14,256	11,739
Due to related parties	24,150	75,579
Commitment and contingencies	26,226	-
Net cash used in operating activities	(304,588)	(223,974)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment to purchase Hukui’s stocks	(1,400,000)	-
Net cash used in investing activities	(1,400,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable – related party	30,000	120,410
Repayment to note payable – related party	(120,410)	-
Proceeds from issuance of common stock	1,785,959	-
Net cash provided by financing activities	1,695,549	120,410

EFFECT OF EXCHANGE RATE CHANGES ON CASH	218	(1)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,821)	(103,565)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	18,092	121,657

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,271	$18,092

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$2,271	$-
Cash paid for income taxes	$800	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock for Debt Conversion – Current and Former Director and Officers	$118,334	$191,700
Issuance of Common Stock for Debt Conversion – Current and Former Consultants	37,504	-
Issuance of Common Stock for Debt Conversion – Promissory Note	30,000	-
Issuance of Common Stock for Debt Conversion – Promissory Note Interest	598	-
Total	$186,436	$-

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

Since its inception, the Company has always been in the development stage and never generated significant revenues. At this time, the Company does not have specific plan to commence any particular new business. The Company’s focus will be to consider either or both of a possible business combination, which may include but not be limited to a reverse merger, with another operating business, or commencing a business of our own.

The Company has had made two investments in Hukui Biotechnology Corporation (“Hukui”), by purchasing 80,000 shares of Hukui’s Series C Preferred Stock for $800,000 on December 15, 2020; and purchasing 60,000 shares of Hukui’s Series C Preferred Stock for $600,000 on June 25, 2021. The Company, Yu-Lin Chen, an individual and resident of the Republic of China (the “Purchaser”), and Hukui, entered into a Stock Purchase Agreement dated as of November 17, 2021, pursuant to which we agreed to sell 140,000 shares of Hukui’s Series C Preferred Stock to the Purchaser for $350,000 in cash, or $2.50 per share. The sale of the Hukui Shares closed on November 19, 2021.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending September 30, 2021. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

Principle of Consolidation

The consolidated financial statements include the accounts of GEEC and its wholly-owned subsidiary GESPL. All significant inter-company accounts and transactions have been eliminated in consolidation. The other wholly-owned subsidiary of the Company did not have accounting activities during the years ended September 30, 2021 and 2020.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the years ended September 30, 2021 and 2020, no significant estimates and assumptions have been made in the consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. As of September 30, 2021 and 2020, the Company did not have cash equivalents. The Company’s cash was denominated in United States Dollars (“USD”) or New Taiwan Dollars (“TWD”) and was placed with banks in the United States of America and Taiwan.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7368 and 0.7325 as of September 30, 2021 and 2020, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7458 and 0.7228 average exchange rates were used to translate revenues and expenses for the years ended September 30, 2021 and 2020, respectively. Stockholders’ equity (deficiency) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity (deficiency).

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange difference, presented as foreign currency transaction loss, is included in the accompanying consolidated statements of operations.

Business Segments

The Company operates in only one segment.

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. There were no potential dilutive debt or equity instruments issued and outstanding at any time during the years ended September 30, 2021 and 2020.

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

During the year ended September 30, 2021 the Company issued 12,543,965 shares of its Common Stock to certain current and former directors upon conversion of accrued and unpaid compensation into shares of the Company’s Common Stock.

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

There were no current and deferred income tax provision recorded for the years ended September 30, 2021 and 2020 since the Company is in developing stage and did not generate any revenues in the two fiscal periods.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs” or “ASU”) on the Company’s consolidated financial statements. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position or results of operations. Recently issued ASUs that the Company feels may be applicable to the Company are as follows:

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

NOTE 3 – GOING CONCERN

As of September 30, 2021 and 2020, the Company had an accumulated deficit of $9,522,821 and $8,158,389, respectively. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of Common Stock. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The Company sold 140,000 shares of Series C Preferred Stock of Hukui Bitoechnology Corporation (“Hukui”) for $350,000 cash on November 19, 2021. The proceeds will be used for operation expenses. The management does believe that these funds are sufficient to fund the Company’s expenses for at least the next 12 months.

NOTE 4 – INVESTMENT

Pursuant to that certain Series C Preferred Shares Subscription Agreement dated September 23, 2020 between the Company and Hukui(the “Hukui Agreement”), the Company has agreed to purchase an aggregate 200,000 Series C Preferred Shares, at $10.00 per share, for an aggregate investment of $2,000,000, in a series of three closings from December 15, 2020 through June 30, 2022. On December 15, 2020, the Company purchased 80,000 shares of Series C Preferred Stock at $10.00 per share, for a total purchase price of $800,000; and on June 25, 2021, the Company purchased an additional 60,000 shares of Series C Preferred Stock at $10.00 per share, for a total purchase price of $600,000. The total $1,400,000 investment consists of less than 20% of Hukui’s total equity with no significant control over Hukui. The investment is recorded at cost.

On November 17, 2021, the Company entered into a stock purchase agreement to sell all 140,000 shares of Hukui’s Series C Preferred Stock at $2.50 per share for a total of $350,000, The sale was completed on November 19, 2021, , resulting in loss of $1,050,000. The Company recognized impairment loss of the market value of the shares of $1,050,000 for the year ended September 30, 2021.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

In April, May, July and August 2020, the Company’s former President and Chief Executive Officer, Jui Pin Lin, made loans to the Company primarily to pay the Company’s expenses. The promissory notes the Company issued to evidence these loans are due as to both principal and simple interest in six months from their respective issuance dates.

Note date	Amount	Interest rate (per annum)	Maturity date	Balance As of September 30, 2021	Balance As of September 30, 2020
April 24, 2020	$25,000	1%	October 24, 2020	$-	$25,000
May 18, 2020	$40,410	4%	November 18, 2020	$-	$40,410
July 3, 2020	$20,000	4%	January 3, 2021	$-	$20,000
August 26, 2020	$35,000	4%	February 26, 2021	$-	$35,000

On December 28, 2020, the Company repaid Mr. Lin $65,410 principal amount of a loan due and payable plus accrued interest in the amount of $1,162, for a total of $66,572. On January 5, 2021, the Company repaid Mr. Lin $20,000 principal amount of a loan due and payable plus accrued interest in the amount of $403, for a total of $20,403. On February 26, 2021, the Company repaid Mr. Lin $35,000 principal amount of a loan due and payable plus accrued interest in the amount of $706, for a total of $35,706. As of September 30, 2021, the Company does not owe Mr. Lin any amount with respect to these loans.

Interest expense incurred from the notes for the year ended September 30, 2021 amounted to $1,235.

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

Interest expense incurred from the notes for the year ended September 30, 2021 amounted to $598.

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

Issuance of Common Stock

During the year ended September 30, 2020 the Company issued 3,834,000 shares of Common Stock to related parties to repay unpaid compensation and 9,000,000 shares of Common Stock to Jui Pin (John) Lin, the former President and Chief Executive Officer, for stock previous not issued due to limited number of authorized shares.

On December 15, 2020, the Company completed a private offering of its Common Stock. The Company sold 107,000,000 shares of its Common Stock to 34 individuals at a purchase price of $0.01 per share (the “Fall 2020 Offering”), for gross proceeds of $1,070,000, before allocating certain expenses associated with the offering in the amount of $5,852 as adjusted paid-in capital.

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

On April 9, 2021, the Company issued 3,059,836 shares of its Common Stock to repay the outstanding principal of $30,000 and accrued and unpaid interest of $598 on the October 2020 Note.

On June 15, 2021, the Company sold and issued 63,000,000 shares of Common Stock to 18 individuals, at purchase price of $0.01 per share, from a private offering of its Common Stock (the “Spring 2021 Offering”). The gross proceeds were $630,000, before allocating certain expenses associated with the offering in the amount of $7,230 as adjusted paid-in capital.

On July 15, 2021, the Company completed the Spring 2021 Offering of its Common Stock, on which date it sold and issued additional 10,000,000 shares of its Common Stock to five individuals at a purchase price of $0.01 per share, for gross proceeds of $100,000, before allocating certain expenses associated with the offering in the amount of $959 as adjusted paid-in capital.

Effective September 30, 2021, the Company issued an aggregate 6,144,000 shares of its Common Stock to certain of its directors, officers, employees and a consultant, who converted accrued and unpaid compensation in the aggregate amount of $61,440.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Related Parties

Name of related parties	Relationship with the Company
Yi Lung (Oliver) Lin	Principal shareholder
Jui Pin (John) Lin	Principal shareholder, Former President and Chief Executive Officer
Jia Tian (Jeffery) Lin	Chief Executive Officer
Shao-Cheng (Will) Wang	Chief Financial Officer
Kuang Ming (James) Tsai	Director
Ching Ming (James) Hsu	Director
Wen-Piao (Jack) Lai	Director
Hui-Chuan (Sandra) Lin	Assistant to the former President and CEO, Jui Pin Lin (daughter of Jui Pin Lin)

Due to related party balance

The Company’s related party balances are as follows:

	September 30, 2021	September 30, 2020
Access Management Consulting and Marketing Pte Ltd. (“AMCM”)	$-	$63,656
Kuang Ming (James) Tsai	1,000	-
Jui Pin (John) Lin	1,510	21,000
Shao-Cheng (Will) Wang	-	11,379
Wen-Piao (Jack) Lai	500	-
Total	$3,010	$96,035

The balance due to AMCM was written off due to the continuing failure of AMCM to respond to inquiries from the Company regarding this amount, which originally dates from 2015.

The balances due to Kuang Ming (James) Tsai, Jui Pin (John) Lin, and Wen-Piao (Jack) Lai were related to unpaid compensation for attending directors’ meeting and unpaid reimbursement of legal fee for a Taiwanese lawyer paid by Jui Pin (John) Lin.

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

Effective March 31, 2021, the Company issued an aggregate 6,399,965 shares of its Common Stock to certain of its directors, current and former officers, employees and a consultant, who converted accrued and unpaid compensation in the aggregate amount of $94,398. Of this amount, (i) $37,998 was with respect to amounts accrued during fiscal year 2020 and was converted at a rate of $0.05 per share into an aggregate 759,965 shares of its Common Stock; and (ii) $56,400 was with respect to amount accrued during fiscal year 2021 through March 31, 2021 and was converted at a rate of $0.01 per share into an aggregate 5,640,000 shares of its Common Stock.

Effective September 30, 2021, the Company issued an aggregate 6,144,000 shares of its Common Stock to certain of its directors, current and former officers, employees and a consultant, who converted accrued and unpaid compensation in the aggregate amount of $61,440 at a rate of $0.01 per share of its Common Stock.

The expenses have been reflected in the accompanying consolidated financial statements.

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

During the fiscal year ended September 30, 2021, the Company received a $25,000 penalty from the Internal Revenue Service (the “IRS”) for failure to file Form 5472, Information Return of a 25% Foreign-Owned U.S. Corporation or a Foreign Corporation Engaged in a U.S. Trade or Business, for the year ended September 30, 2020. The Company is currently seeking forgiveness of the penalty and interest thereon in the amount of $1,226, for a total of $26,226, which was still pending as of September 30, 2021.

NOTE 11 – COMMITMENTS AND CONTIGINCIES

Operating lease commitments

The Company terminated its previous virtual office agreement in Los Angeles, California and has established a new virtual office in Arcadia, California. The new arrangement is on a month-to-month basis at a cost of $200 per month. As of September 30, 2021, the Company has no material commitments under operating leases.

NOTE 12 – SUBSEQUENT EVENTS

On October 29, 2021, Jia-Tian (Jeffery) Lin resigned as a director and as President and Chief Executive Officer of the Company. On the same date, Shao-Cheng (Will) Wang resigned as a director of the Company, but will continue to serve as the Chief Financial Officer and Secretary of the Company.

On October 29, 2021, the Board of Directors of the Company appointed Hsin-Ta (Darren) Su and Nan-Yao (Jake) Chan to fill the vacancies on the Board of Directors created by the resignations of Messrs. Lin and Wang. Messrs. Su and Chan will serve as directors until the next annual meeting of stockholders and their successors have been elected and qualified. On the same date, the Board of Directors appointed Wen-Piao (Jack) Lai to serve as President and Chief Executive Officer of the Company following the resignation of Mr. Lin. Mr. Lai also serves as a director of the Company.

The Company, an individual and resident of the Republic of China (the “Purchaser”), and Hukui, entered into a Stock Purchase Agreement dated as of November 17, 2021, pursuant to which we agreed to sell 140,000 shares of Hukui’s Series C Preferred Stock to the Purchaser for $350,000 in cash, or $2.50 per share. The sale of the Hukui Shares closed on November 19, 2021.

On December 17, 2021, Hukui and the Company entered into an Agreement, pursuant to which the Company’s obligation to make the Third Tranche Investment in Hukui was terminated and the Hukui Agreement was terminated.