Form 10-Q
period 2021-12-31
Genufood Energy Enzymes Corp.
filed 2022-02-16
CIK 1510518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 299,686,921 shares as of February 14, 2022

GENUFOOD ENERGY ENZYMES CORP.

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2021

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(US$, except share data and per share data, or otherwise noted)

	As of December 31,	As of September 30,
	2021	2021
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$287,733	$9,271
Prepayment	18,367	25,773
Total Current Assets	306,100	35,044

Investment	-	350,000
Total Assets	$306,100	$385,044

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$97,417	$100,746
Accrued expenses	739	1,590
Due to related parties	31,591	3,010
Total Current Liabilities	129,747	105,346

Commitment and contingencies (Note 8)	26,976	26,226

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 10,000,000,000 shares authorized; 299,686,921 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	299,687	299,687
Additional paid-in capital	16,911,770	16,911,770
Discount on common stock	(7,241,581)	(7,241,581)
Accumulated other comprehensive loss	(193,591)	(193,583)
Accumulated deficit	(9,626,908)	(9,522,821)
Total Stockholders’ Equity	149,377	253,472

Total Liabilities and Stockholders’ Equity	$306,100	$385,044

See Accompanying Notes to Condensed Consolidated Financial Statements.

GENUFOOD ENERGY ENZYMES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(US$, except share data and per share data, or otherwise noted)

	For the three months ended
	December 31,
	2021	2020
	(Unaudited)	(Unaudited)
REVENUE	$-	$-

OPERATING EXPENSES
General & administrative expenses	103,340	76,700
Total operating expenses	103,340	76,700

LOSS FROM OPERATIONS	(103,340)	(76,700)

OTHER INCOME (EXPENSE)
Interest expense	1	(1,172)
Foreign currency income (loss)	2	(11)
Other non-operating loss	(750)	-
Total other expense	(747)	(1,183)

Loss before income taxes	(104,087)	(77,883)
Income tax expense	-	-

NET LOSS	$(104,087)	$(77,883)

OTHER COMPREHENSIVE LOSS

Foreign currency transaction adjustments	(8)	(3,283)
COMPREHENSIVE LOSS	$(104,095)	$(81,166)

BASIC & DILUTED LOSS PER SHARE	$ *	$ *

WEIGHTED AVERAGE NUMBER OF ORGINARY SHARES-BASIC & DILUTED	299,686,921	127,344,920

*	Less than $0.01 per share

See Accompanying Notes to Condensed Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION
CONDENSED CONSOILDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(US$, except share data and per share data, or otherwise noted)

 For the Three Months Ended December 31, 2021 And 2020

				Discount		Accumulated
	Common Stock		Additional	on		Other	Total
	Number of Shares	Amount	Paid-in- Capital	common stock	Accumulated Deficit	Comprehensive Loss	Stockholder’s Equity
SEPTEMBER 30, 2021 (audited)	299,686,921	$299,687	$16,911,770	$(7,241,581)	$(9,522,821)	$(193,583)	$253,472
Foreign Currency Translation adjustment						(8)	(8)
Net Loss					(104,087)		(104,087)
DECEMBER 31, 2021 (unaudited)	299,686,921	$299,687	$16,911,770	$(7,241,581)	$(9,626,908)	$(193,591)	$149,377

	Common Stock		Additional	Discount on		Accumulated Other	Total Stockholder’s
	Number of Shares	Amount	Paid-in- Capital	common stock	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)
SEPTEMBER 30, 2020 (audited)	104,083,120	$104,083	$15,134,979	$(7,241,581)	$(8,158,389)	$(192,035)	$(352,943)
Shares issued	107,000,000	107,000	957,148				1,064,148
Foreign Currency Translation adjustment						(3,283)	(3,283)
Net Loss					(77,883)		(77,883)
DECEMBER 31, 2020 (unaudited)	211,083,120	$211,083	$16,092,127	$(7,241,581)	$(8,236,272)	$(195,318)	$630,039

See Accompanying Notes to Condensed Consolidated Financial Statements

GENUFOOD ENERGY ENZYMES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$, except share data and per share data, or otherwise noted)

	For the Three Months Ended December 31,
	2021	2020
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(104,087)	$(77,883)
Adjustments to reconcile net loss to net cash used in operating activities
Change in operating assets and liabilities
Prepayment	7,406	-
Accounts payable	(3,337)	934
Accrued expenses	(851)	(3,503)
Due to related parties	28,581	22,858
Commitment and contingencies	750	-
Net cash used in operating activities	(71,538)	(57,594)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Hukui investment	-	(800,000)
Proceed from sale of Hukui investment	350,000	-
Net cash provided by (used in) investing activities	350,000	(800,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable – related party	-	(65,410)
Proceed from notes payable	-	30,000
Proceeds from issuance of common stock	-	1,064,148
Net cash provided by financing activities	-	1,028,738

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	278,462	171,144

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,271	18,092

CASH AND CASH EQUIVALENTS - END OF PERIOD	$287,733	$189,236

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The Company made two investments in Hukui Biotechnology Corporation (“Hukui”), by purchasing 80,000 shares of Hukui’s Series C Preferred Stock for $800,000 on December 15, 2020; and purchasing 60,000 shares of Hukui’s Series C Preferred Stock for $600,000 on June 25, 2021. The Company, an individual and resident of the Republic of China (the “Purchaser”), and Hukui, entered into a Stock Purchase Agreement dated as of November 17, 2021, pursuant to which the Company agreed to sell these 140,000 shares of Hukui’s Series C Preferred Stock (the “Hukui Shares”) to the Purchaser for $350,000 in cash, or $2.50 per share. The sale of the Hukui Shares closed on November 19, 2021.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending September 30, 2022. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

Principle of Consolidation

The condensed consolidated financial statements include the accounts of GEEC and its wholly-owned subsidiary GESPL. All significant inter-company accounts and transactions have been eliminated in consolidation. The wholly-owned subsidiary of the Company did not have business activities during the three months ended December 31, 2021 and 2020.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the three months ended December 31, 2021 and 2020, no significant estimates and assumptions have been made in the consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. As of December 31, 2021 and September 30, 2021, the Company did not have cash equivalents. The Company’s cash was denominated in United States Dollars (“USD”) or New Taiwan Dollars (“TWD”) and was placed with banks in the United States of America and Taiwan.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7413 and 0.7368 as of December 31, 2021 and September 30, 2021, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7370 and 0.7431 average exchange rates were used to translate revenues and expenses for the three months ended December 31, 2021 and 2020, respectively. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity.

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. There were no potential dilutive debt or equity instruments issued and outstanding at any time during the three months ended December 31, 2021 and 2020.

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

There were no current and deferred income tax provision recorded for the three months ended December 31, 2021 and 2020 since the Company is in developing stage and did not generate any revenues in the two fiscal periods.

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

NOTE 3 – GOING CONCERN

As of December 31, 2021 and September 30, 2021, the Company had an accumulated deficit of $9,626,908 and $9,522,821, respectively. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of Common Stock. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The Company sold the 140,000 Hukui Shares for $350,000 cash on November 19, 2021. The proceeds will be used for operation expenses. Management believes that these funds are sufficient to fund the Company’s expenses for at least the next 12 months.

NOTE 4 – INVESTMENT

Pursuant to that certain Series C Preferred Shares Subscription Agreement dated September 23, 2020 between the Company and Hukui (the “Hukui Agreement”), the Company agreed to purchase an aggregate 200,000 Series C Preferred Shares, at $10.00 per share, for an aggregate investment of $2,000,000, in a series of three closings from December 15, 2020 through June 30, 2022. On December 15, 2020, the Company purchased 80,000 shares of Series C Preferred Stock at $10.00 per share, for a total purchase price of $800,000; and on June 25, 2021, the Company purchased an additional 60,000 shares of Series C Preferred Stock at $10.00 per share, for a total purchase price of $600,000. The total $1,400,000 investment consists of less than 20% of Hukui’s total equity with no significant control over or influence on Hukui. The investment is recorded at cost.

On November 17, 2021, the Company entered into a stock purchase agreement to sell all 140,000 Hukui Shares at $2.50 per share for a total of $350,000, The sale was completed on November 19, 2021, resulting in loss of $1,050,000. The Company recognized impairment loss of the market value of the shares of $1,050,000 for the year ended September 30, 2021.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

During the year ended September 30, 2021, one of the Company’s shareholders made a loan to the Company in the principal amount of $30,000, primarily to pay our expenses. The loan bore simple interest at a rate of 4% per annum and was payable as to both principal and interest on the maturity date of April 9, 2021. On the maturity date, the holder of the note converted the outstanding principal, together with accrued and unpaid interest of $598, into 3,059,836 shares of the Company’s Common Stock, at the rate of $0.01 per share.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Parties

Name of related parties	Relationship with the Company
Yi Lung (Oliver) Lin	Principal shareholder
Jui Pin (John) Lin	Principal shareholder, Director, Former President and Chief Executive Officer
Jia Tian (Jeffery) Lin	Former Chief Executive Officer
Wen-Piao (Jack) Lai	Director, Chief Executive Officer
Shao-Cheng (Will) Wang	Chief Financial Officer
Kuang Ming (James) Tsai	Director
Nan-Yao (Jake) Chan	Director
Hsin-Ta (Darren) Su	Director

Due to related party balance

The Company’s related party balances are as follows:

	December 31, 2021	September 30, 2021
Kuang Ming (James) Tsai	$6,500	$1,000
Jui Pin (John) Lin	2,300	1,510
Jia Tian (Jeffery) Lin	2,500	-
Shao-Cheng (Will) Wang	6,900	-
Wen-Piao (Jack) Lai	6,000	-
Hsin-Ta (Darren) Su	7,391	500
Total	$31,591	$3,010

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

During the fiscal year ended September 30, 2021, the Internal Revenue Service (the “IRS”) imposed a $25,000 penalty on the Company for failure to file Form 5472, Information Return of a 25% Foreign-Owned U.S. Corporation or a Foreign Corporation Engaged in a U.S. Trade or Business, for the year ended September 30, 2020. The Company has engaged an outside professional advisor to seek for forgiveness of the penalty and interest thereon in the amount of $1,976, for a total of $26,976, which was still pending as of December 31, 2021.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company terminated its previous virtual office agreement in Los Angeles, California and has established a new virtual office in Arcadia, California. The new arrangement is on a month-to-month basis at a cost of $200 per month. As of December 31, 2021, the Company has no material commitments under operating leases.

During the fiscal year ended September 30, 2021, the IRS imposed a $25,000 penalty on the Company for failure to file Form 5472, Information Return of a 25% Foreign-Owned U.S. Corporation or a Foreign Corporation Engaged in a U.S. Trade or Business, for the year ended September 30, 2020. See Note 7 for additional information.

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

Overview

We have no operations or any specific plan to commence any particular business at this time. Our focus will be to consider either or both of a possible business combination, which may include but not be limited to a reverse merger, with another operating business, or commencing a business of our own, the industry and nature of which we have not identified. We reserve the right to further change our business plan at any time.

Regardless of which overall business strategy we pursue – starting an operating business or engaging in a reverse merger or other business combination – we will continue to need capital to meet our expenses, primarily overhead and the professional fees related to the cost of compliance as a reporting company. To do so, we may raise equity, debt, convertible debt or a combination of any of the foregoing. However, there are no commitments in place to fund our capital requirements and no guarantee can be given that we will be able to secure such funding on terms that are favorable to us, or at all.

Hukui Investment

Hukui Biotechnology Corporation (“Hukui”) and we entered into a Series C Preferred Shares Subscription Agreement dated September 23, 2020 (the “Hukui Agreement”), pursuant to which we agreed to purchase an aggregate 200,000 shares of Hukui’s Series C Preferred Stock (the “Series C Preferred Shares”) at $10.00 per share, for an aggregate investment of $2,000,000.

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

Results of Operations

Three-Month Period Ended December 31, 2021 compared to the Three-Month Period Ended December 31, 2020

Revenues

We did not generate any revenues during the three-month period ended December 31, 2021 and 2020.

Operating Expenses

We incurred total operating expenses of $103,340 and $76,700 for the three-month periods ended December 31, 2021 and 2020, respectively. Our operating expenses consist of legal fees, other professional fees, payroll expenses, rent, bank charges, and transfer agent fees. The increase in operating expenses for the three-month period ended December 31, 2021 compared to the same period ended in 2020 was primarily due to increase in legal fees, payroll expenses, and other professional fees.

Other expense

During the three-month period ended December 31, 2021, we incurred $747 other expenses mainly due to interest incurred for unpaid penalty from IRS. During the three-month period ended December 31, 2020, we incurred $1,183 other expenses mainly due to interest incurred for amount borrowed to fund operating expenses .

Net Loss

As a result of the above, our net loss increased from $77,883 in the three-month period ended December 31, 2020 to $104,087 in the same period ended in 2021.

Effect of the COVID-19 Pandemic on our Business

While our liquidity and capital resources are severely limited and present serious obstacles to starting a business, these limitations are unrelated to the COVID-19 pandemic and resulting global economic crisis.

Our personnel are in Taiwan, which has been relatively less affected by the pandemic compared to many other countries in Asia, Europe and the United States. However, even before an increase in the number of cases of COVID-19 in Taiwan, we experienced delays in obtaining business licenses and permits, and any other governmental approvals that might have been required for businesses that we previously considered commencing, since government offices have been working with reduced staff during the pandemic. We expect this situation to continue and possibly become more challenging depending upon the duration of the pandemic.

Depending upon the extent and duration of the pandemic and the resulting global economic crisis, these conditions may have an adverse impact on our ability to raise capital and commence any business we may pursue.

Liquidity and Capital Resources

Working Capital

	December 31,	September 30,
	2021	2021
Current Assets	$306,100	$35,044
Current Liabilities	129,747	105,346
Working Capital Surplus (Deficit)	$176,353	$(70,302)

As of December 31, 2021, we had current assets of $306,100 and a working capital surplus of $176,353. In comparison, as of September 30, 2021, we had current assets of $35,044 and a working capital deficit of $70,302.

As of December 31, 2021, we had total assets of $306,100, compared with total assets of $385,044 at September 30, 2021. The decrease in total assets was primarily due to cash spent in operating expenses after selling the 140,000 Hukui Shares for cash.

We had $129,747 in total current liabilities as of December 31, 2021, consisting of $97,417 in accounts payable, $739 in accrued expenses, and $31,591 due to related parties. This is compared to total current liabilities of $105,346 in total current liabilities as of September 30, 2021, consisting of $100,746 in accounts payable, $1,590 in accrued expenses, and $3,010 due to related parties. The increase in due to related parties was primarily due to some unpaid compensation to officers and directors.

We had total stockholders’ equity of $149,377 and an accumulated deficit of $9,626,908 as of December 31, 2021. In comparison, we had a total stockholders’ equity of $253,472 and an accumulated deficit of $9,522,821 as of September 30, 2021.

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

During the year ended September 30, 2021, one of our shareholders made a loan to us in the principal amount of $30,000 (the “October 2020 Loan”), primarily to pay our expenses. The October 2020 Loan bore simple interest at a rate of 4% per annum and was payable as to both principal and interest on the maturity date of April 9, 2021. On the maturity date, the holder of the note evidencing the October 2020 Loan converted the outstanding principal, together with accrued and unpaid interest of $598, into 3,059,836 shares of our Common Stock, at the rate of $0.01 per share.

On June 15, 2021, we sold and issued 63,000,000 shares of our Common Stock to 18 individuals at purchase price of $0.01 per share from in the Spring 2021 Offering. Gross proceeds were $630,000, before allocating certain expenses associated with the offering in the amount of $7,230 as adjusted paid-in capital.

On July 15, 2021, we completed the Spring 2021 Offering of its Common Stock, on which date we sold and issued an additional 10,000,000 shares of its Common Stock to five individuals at a purchase price of $0.01 per share, for gross proceeds of $100,000, before allocating certain expenses associated with the offering in the amount of $959 as adjusted paid-in-capital.

Cash Flows

	Three months ended December 31, 2021	Three months ended December 31, 2020
Cash flows used in operating activities	$(71,538)	$(57,594)
Cash flows provided by (used in) investing activities	350,000	(800,000)
Cash flows provided by financing activities	-	1,028,738
Net increase in cash during period	$278,462	$171,144

During the three-month period ended December 31, 2021, we used $71,538 of cash in operating activities which was attributable primarily to our net loss of $104,087 offset by change in operating assets and liabilities of $32,549. In comparison, during the three-month period ended December 31, 2020, we used $57,594 of cash in operating activities which was attributable to our net loss of $77,883 and the change in operating assets and liabilities of $20,289.

With respect to our investing activities, we received $350,000 in payment for the sale of the 140,00 Hukui Shares during the three-month period ended December 31, 2021. During the three-month ended December 31, 2020 we used $800,000 for investment in Hukui.

During the three-month period ended December 31, 2021, we did not have any financing activity. During the three-month period ended December 31, 2020, we had total cash inflow of $1,028,738 from financing activities. We repaid $65,410 to notes payable – related party, which our former President and Chief Executive Officer, Jui Pin Lin, previously loaned us. We received $30,000 as a loan from a shareholder of the Company. We received $1,064,148, net of directly associated expenses, including legal, transfer agent, and printing and delivery expenses, from a private offering of our Common Stock, which was completed in December 2020. For accounting purpose, we recorded the net proceeds from the private offering instead of the gross amount of $1,070,000.

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

The Company sold the 140,000 Hukui Shares for $350,000 cash on November 19, 2021. The proceeds will be used for operation expenses. Management believes that these funds are sufficient to fund the Company’s expenses for at least the next 12 months.

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

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. For the three-month periods ended December 31, 2021 and 2020, no significant estimates and assumptions have been made in the condensed consolidated financial statements. The following are some of the critical accounting policies in relation to the preparation of the condensed consolidated financial statements. For a full summary of our critical accounting policies, please refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7413 and 0.7368 as of December 31, 2021 and September 30, 2021, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7370 and 0.7431 average exchange rates were used to translate revenues and expenses for the three months ended December 31, 2021 and 2020, respectively. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses in internal control over financial reporting identified above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021 based on the criteria set forth in “Internal Control—Integrated Framework” issued by COSO.

Due to the nature of the material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected. The material weaknesses identified above either individually or in aggregation did not result in any identified misstatements or errors in the Company’s condensed consolidated financial statements as at and for the three-month period ended December 31, 2021.

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

However, due to limitation of funds and personnel, we have so far been unable to begin to implement the plan to remediate the material weaknesses noted above and it is uncertain when we will be able to begin to implement the plan to remediate these material weaknesses.

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

GENUFOOD ENERGY ENZYMES CORP.

Date: February 16, 2022	By:	/s/ Wen Piao-Lai
Wen-Piao Lai
President and Chief Executive Officer