Form 10-Q
period 2022-03-31
Genufood Energy Enzymes Corp.
filed 2022-05-13
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

Commission File Number 000-56112

GENUFOOD ENERGY ENZYMES CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

1108 S. Baldwin Avenue, Suite 107

Arcadia, California 91007

(Address of principal executive offices, including zip code.)

(855) 707-2077

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒   NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 299,686,921 shares as of May 12, 2022

GENUFOOD ENERGY ENZYMES CORP.

FORM 10-Q FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 2022

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	September 30,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$242,965	$9,271
Prepayment	20,886	25,773
Total Current Assets	263,851	35,044

Investment	-	350,000

Total Assets	$263,851	$385,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$97,441	$100,746
Accrued expenses	-	1,590
Due to related parties	52,525	3,010
Total Current Liabilities	149,966	105,346

Commitment and contingencies (Note 11)	27,726	26,226

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 10,000,000,000 shares authorized; 299,686,921 and 299,686,921 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	299,687	299,687
Additional paid-in capital	16,911,770	16,911,770
Discount on common stock	(7,241,581)	(7,241,581)
Accumulated other comprehensive loss	(193,585)	(193,583)
Accumulated deficit	(9,690,132)	(9,522,821)
Total Stockholders’ Equity	86,159	253,472

Total Liabilities and Stockholders’ Equity	$263,851	$385,044

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2022		2021		2022		2021
REVENUE		$-		$-		$-		$-

OPERATING EXPENSES
General and administrative expenses		62,085		86,875		165,425		163,575
Total operating expenses		62,085		86,875		165,425		163,575

LOSS FROM OPERATIONS		(62,085)		(86,875)		(165,425)		(163,575)

OTHER INCOME (EXPENSE)
Interest income (expense)		2		(521)		3		(1,693)
Foreign currency income (loss)		4		(431)		6		(442)
Other non-operating income (expenses), net		(1,145)		1,582		(1,895)		1,582
Total other (expense) income		(1,139)		630		(1,886)		(553)

Loss before income taxes		(63,224)		(86,245)		(167,311)		(164,128)

Income tax expense		-		800		-		800

NET LOSS		$(63,224)		$(87,045)		$(167,311)		$(164,928)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency transaction adjustments		6		1,783		(2)		(1,500)

COMPREHENSIVE LOSS		$(63,218)		$(85,262)		$(167,313)		$(166,428)

BASIC & DILUTED LOSS PER SHARE	$	*	$	*	$	*	$	*

WEIGHTED AVERAGE NUMBER OF ORGINARY SHARES-BASIC & DILUTED		299,686,921		211,083,120		299,686,921		168,753,920

*	Less than $0.01 per share

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOILDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

						Accumulated
	Common Stock		Additional	Discount on		Other	Total
	Number of		Paid-in-	common	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Capital	stock	Deficit	Income (loss)	Equity
BALANCE AT DECEMBER 31, 2021	299,686,921	$299,687	$16,911,770	$(7,241,581)	$(9,626,908)	$(193,591)	$149,377
Foreign Currency Translation adjustment						6	6
Net Loss					(63,224)		(63,224)
BALANCE AT MARCH 31, 2022	299,686,921	$299,687	$16,911,770	$(7,241,581)	$(9,690,132)	$(193,585)	$86,159

						Accumulated
	Common Stock		Additional	Discount on		Other	Total
	Number of		Paid-in-	common	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Capital	stock	Deficit	Income (loss)	Equity
BALANCE AT DECEMBER 31, 2020	211,083,120	$211,083	$16,092,127	$(7,241,581)	$(8,236,272)	$(195,318)	$630,039
Issuance of Common Stock for Debt Conversion – Director and Officers	5,121,889	5122	70,972				76,094
Issuance of Common Stock for Debt Conversion – Consultants	1,278,076	1278	17,026				18,304
Foreign Currency Translation adjustment						1,783	1,783
Net Loss					(87,045)		(87,045)
BALANCE AT MARCH 31, 2021	217,483,085	$217,483	$16,180,125	$(7,241,581)	$(8,323,317)	$(193,535)	$639,175

						Accumulated
	Common Stock		Additional	Discount on		Other	Total
	Number of		Paid-in-	common	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Capital	stock	Deficit	Income (loss)	Equity
BALANCE AT SEPTEMBER 30, 2021	299,686,921	$299,687	$16,911,770	$(7,241,581)	$(9,522,821)	$(193,583)	$253,472
Foreign Currency Translation adjustment						(2)	(2)
Net Loss					(167,311)		(167,311)
BALANCE AT MARCH 31, 2022	299,686,921	$299,687	$16,911,770	$(7,241,581)	$(9,690,132)	$(193,585)	$86,159

						Accumulated
	Common Stock		Additional	Discount on		Other	Total
	Number of		Paid-in-	common	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Capital	stock	Deficit	Income (loss)	Equity
BALANCE AT SEPTEMBER 30, 2020	104,083,120	$104,083	$15,134,979	$(7,241,581)	$(8,158,389)	$(192,035)	$(352,943)
Shares issued	107,000,000	107,000	957,148				1,064,148
Issuance of Common Stock for Debt Conversion – Director and Officers	5,121,889	5,122	70,972				76,094
Issuance of Common Stock for Debt Conversion – Consultants	1,278,076	1,278	17,026				18,304
Foreign Currency Translation adjustment						(1,500)	(1,500)
Net Loss					(164,928)		(164,928)
BALANCE AT MARCH 31, 2021	217,483,085	$217,483	$16,180,125	$(7,241,581)	$(8,323,317)	$(193,535)	$639,175

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(167,311)	$(164,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Commitment and contingencies	1,500	-
Change in operating assets and liabilities:
Prepayment	4,887	(6,340)
Due from related parties	-	(487)
Accounts payable	(3,307)	1,044
Accrued expenses	(1,590)	(5,345)
Due to related parties	49,515	43,715
Net cash used in operating activities	(116,306)	(132,341)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Hukui investment	-	(800,000)
Proceeds from sale of Hukui investment	350,000	-
Net cash provided by (used in) financing activities	350,000	(800,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment to note payable – related party	-	(120,410)
Proceeds from note payable	-	30,000
Proceeds from issuance of common stock	-	1,064,148
Net cash provided by financing activities	-	973,738

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	233,694	41,397

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,271	18,092

CASH AND CASH EQUIVALENTS - END OF PERIOD	$242,965	$59,489

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
Cash paid for interest	$-	$2,271
Cash paid for income taxes	$-	$800

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock for Debt Conversion – Director and Officers	$-	$76,094
Issuance of Common Stock for Debt Conversion – Consultants	-	18,304
Total	$-	$94,398

GENUFOOD ENERGY ENZYMES CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Genufood Energy Enzymes Corp., USA (the “Company” or “GEEC”) was incorporated under the laws of the State of Nevada on June 21, 2010. On February 13, 2012 GEEC incorporated a wholly-owned subsidiary company, Genufood Enzymes (S) Pte Ltd (“GESPL”) in Singapore.

The Company is currently a shell company.

Since its inception, the Company has always been in the development stage and never generated significant revenues. At this time, the Company does not have specific plan to commence any particular new business. The Company’s focus will be to consider either or both of a possible business combination, which may include but not be limited to a reverse merger, with another operating business, or commencing a business of its own.

The Company made two investments in Hukui Biotechnology Corporation (“Hukui”) by purchasing 80,000 shares of Hukui’s Series C Preferred Stock for $800,000 on December 15, 2020; and purchasing 60,000 shares of Hukui’s Series C Preferred Stock for $600,000 on June 25, 2021. The Company, an individual and resident of the Republic of China (the “Purchaser”), and Hukui, entered into a Stock Purchase Agreement dated as of November 17, 2021, pursuant to which the Company agreed to sell these 140,000 shares of Hukui’s Series C Preferred Stock (the “Hukui Shares”) to the Purchaser for $350,000 in cash, or $2.50 per share. The sale of the Hukui Shares closed on November 19, 2021.

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

Principle of Consolidation

The condensed consolidated financial statements include the accounts of GEEC and its wholly-owned subsidiary GESPL. All significant inter-company accounts and transactions have been eliminated in consolidation. The wholly-owned subsidiary of the Company did not have business activities during the six months ended March 31, 2022 and 2021.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the six months ended March 31, 2022 and 2021, no significant estimates and assumptions have been made in the consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. As of March 31, 2022 and September 30, 2021, the Company did not have cash equivalents. The Company’s cash was denominated in United States Dollars (“USD”) or New Taiwan Dollars (“TWD”) and was placed with banks in the United States of America and Taiwan.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7381 and 0.7368 as of March 31, 2022 and September 30, 2021, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7383 and 0.7468 average exchange rates were used to translate revenues and expenses for the six months ended March 31, 2022 and 2021, respectively. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity.

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. There were no potential dilutive debt or equity instruments issued and outstanding at any time during the six months ended March 31, 2022 and 2021.

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

There were no current and deferred income tax provision recorded for the six months ended March 31, 2022 and 2021 since the Company is in developing stage and did not generate any revenues in the two fiscal periods.

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

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The subtitle is Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU addresses complex financial instruments that have characteristics of both debt and equity. The application of this ASU would reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models would result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. To date, no such bifurcation has been necessary. Management is evaluating the potential impact. This ASU becomes effective for fiscal years after December 15, 2023.

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

NOTE 3 – GOING CONCERN

As of March 31, 2022 and September 30, 2021, the Company had an accumulated deficit of $9,690,132 and $9,522,821, respectively. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of Common Stock. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Parties

Name of related parties	Relationship with the Company
Yi Lung (Oliver) Lin	Principal shareholder
Jui Pin (John) Lin	Principal shareholder, Director, Former President and Chief Executive Officer
Jia Tian (Jeffery) Lin	Former Chief Executive Officer
Wen-Piao (Jack) Lai	Director, Chief Executive Officer
Shao-Cheng (Will) Wang	Chief Financial Officer
Kuang Ming (James) Tsai	Director
Nan-Yao (Jake) Chan	Director
Hsin-Ta (Darren) Su	Director

Due to Related Parties

The Company’s due to related parties balances are as follows:

	March 31, 2022	September 30, 2021
Kuang Ming (James) Tsai	$11,000	$1,000
Jui Pin (John) Lin	500	1,510
Jia Tian (Jeffery) Lin	2,500	-
Shao-Cheng (Will) Wang	13,800	-
Wen-Piao (Jack) Lai	13,500	-
Hsin-Ta (Darren) Su	11,225	500
Total	$52,525	$3,010

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

During the fiscal year ended September 30, 2021, the IRS imposed a $25,000 penalty on the Company for failure to file Form 5472, Information Return of a 25% Foreign-Owned U.S. Corporation or a Foreign Corporation Engaged in a U.S. Trade or Business, for the year ended September 30, 2020. The Company has engaged an outside professional advisor to seek for forgiveness of the penalty and interest thereon in the amount of $2,726, for a total of $27,726, which was still pending as of March 31, 2022.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company terminated its previous virtual office agreement in Los Angeles, California and has established a new virtual office in Arcadia, California. The new arrangement is on a month-to-month basis at a cost of $200 per month. As of March 31, 2022, the Company has no material commitments under operating leases.

During the fiscal year ended September 30, 2021, the IRS imposed a $25,000 penalty on the Company for failure to file Form 5472, Information Return of a 25% Foreign-Owned U.S. Corporation or a Foreign Corporation Engaged in a U.S. Trade or Business, for the year ended September 30, 2020 (see Note 7).

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

Regardless of which overall business strategy we pursue - starting an operating business or engaging in a reverse merger or other business combination - we will continue to need capital to meet our expenses, primarily overhead and the professional fees related to the cost of compliance as a reporting company. To do so, we may raise equity, debt, convertible debt or a combination of any of the foregoing. However, there are no commitments in place to fund our capital requirements and no guarantee can be given that we will be able to secure such funding on terms that are favorable to us, or at all.

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

On December 17, 2021, Hukui and we entered into an Agreement (the “Termination Agreement”) pursuant to which our obligation to make the Third Tranche Investment was terminated and the Hukui Agreement was terminated. As a result, we have no continuing contractual obligation to make any investment in Hukui.

Results of Operations

Three-Month Period Ended March 31, 2022 compared to the Three-Month Period Ended March 31, 2021

Revenues

We did not generate any revenues during the three-month period ended March 31, 2022 and 2021.

Operating Expenses

We incurred total operating expenses of $62,085 and $86,875 for the three-month period ended March 31, 2022 and 2021, respectively. Our operating expenses consist of legal fees, other professional fees, payroll expenses, rent, bank charges, and transfer agent fees. The decrease in operating expenses for the three-month period ended March 31, 2022 compared to the same period ended in 2021 was primarily due to decrease in legal fees and other professional fees related to the fundraising and investment.

Other expense

During the three-month period ended March 31, 2022, we incurred $1,139 other expenses mainly due to interest incurred for unpaid penalty from IRS. During the three-month period ended March 31, 2021, we incurred $630 other income mainly due to debt forgiveness and offsets with interest incurred for amount borrowed to fund operating expenses.

Net Loss

As a result of the above, our net loss decreased from $87,045 in the three-month period ended March 31, 2021 to $63,224 in the same period ended in 2022.

Six-Month Period Ended March 31, 2022 compared to the Six-Month Period Ended March 31, 2021

Revenues

We did not generate any revenues during the six-month period ended March 31, 2022 and 2021.

Operating Expenses

We incurred total operating expenses of $165,425 and $163,575 for the six-month period ended March 31, 2022 and 2021, respectively. Our operating expenses consist of legal fees, other professional fees, payroll expenses, rent, bank charges, and transfer agent fees. The increase in operating expenses for the six-month period ended March 31, 2022 compared to the same period ended in 2021 was primarily due to increase in legal fees, payroll expenses, and other professional fees.

Other expense

During the six-month period ended March 31, 2022, we incurred $1,886 other expenses mainly due to interest incurred for unpaid penalty from IRS. During the six-month period ended March 31, 2021, we incurred $553 other expenses mainly due to interest incurred for amounts borrowed to fund operating expenses.

Net Loss

As a result of the above, our net loss increased from $164,928 in the six-month period ended March 31, 2021 to $167,311 in the same period ended in 2022.

Effect of the COVID-19 Pandemic on our Business

While our liquidity and capital resources are severely limited and present serious obstacles to starting a business, these limitations are unrelated to the COVID-19 pandemic and resulting global economic crisis.

Some of our personnel are in Taiwan, which has been relatively less affected by the pandemic compared to many other countries in Asia, Europe and the United States. However, even before an increase in the number of cases of COVID-19 in Taiwan, we experienced delays in obtaining business licenses and permits, and any other governmental approvals that might have been required for businesses that we previously considered commencing, since government offices have been working with reduced staff during the pandemic. We expect this situation to continue and possibly become more challenging depending upon the duration of the pandemic.

Depending upon the extent and duration of the pandemic in Taiwan and U.S., these conditions may have a prolonged adverse impact on our ability to raise capital and commence any business we may pursue.

Liquidity and Capital Resources

Working Capital

	March 31,	September 30,
	2022	2021
Current Assets	$263,851	$35,044
Current Liabilities	149,966	105,346
Working Capital (Deficit)	$113,885	$(70,302)

As of March 31, 2022, we had current assets of $263,851 and a working capital of $113,885. In comparison, as of September 30, 2021, we had current assets of $35,044 and a working capital deficit of $70,302.

As of March 31, 2022, we had total assets of $263,851, compared with total assets of $385,044 at September 30, 2021. The decrease in total assets was primarily due to cash spent in operating expenses after selling the 140,000 Hukui Shares for cash.

We had $149,966 in total current liabilities as of March 31, 2022, consisting of $97,441 in accounts payable and $52,525 in due to related parties, compared to total current liabilities of $105,346 as of September 30, 2021, consisting of $100,746 in accounts payable, $1,590 in accrued expenses, and $3,010 in due to related parties. The increase in due to related parties was primarily due to unpaid compensation to officers and directors.

We had total stockholders’ equity of $86,159 and an accumulated deficit of $9,690,132 as of March 31, 2022. In comparison, we had a total stockholders’ equity of $253,472 and an accumulated deficit of $9,522,821 as of September 30, 2021.

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

Cash Flows

	Six months ended March 31, 2022	Six months ended March 31, 2021
Cash flows used in operating activities	$(116,306)	$(132,341)
Cash flows provided by (used in) investing activities	350,000	(800,000)
Cash flows provided by financing activities	-	973,738
Net increase in cash during period	$233,694	$41,397

During the six-month period ended March 31, 2022, we used $116,306 of cash in operating activities which was attributable primarily to our net loss of $167,311 offset by change in operating assets and liabilities of $51,005. In comparison, during the six-month period ended March 31, 2021, we used $132,341 of cash in operating activities which was attributable to our net loss of $164,928 and the change in operating assets and liabilities of $32,587.

With respect to our investing activities, we received $350,000 in payment for the sale of the 140,000 Hukui Shares during the six-month period ended March 31, 2022. During the six-month ended March 31, 2021, we used $800,000 for investment in Hukui.

During the six-month period ended March 31, 2022, we did not have any financing activity. During the six-month period ended March 31, 2021, we had total cash inflow of $973,738 from financing activities. We repaid $120,410 to notes payable – related party, which our former President and Chief Executive Officer, Jui Pin Lin, previously loaned us. We received $30,000 as a loan from a shareholder of the Company. We received $1,064,148 in net proceeds from a private offering of our Common Stock, which was completed in December 2020. For accounting purposes, we recorded the net proceeds from the private offering instead of the gross amount of $1,070,000.

There is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our expenses as they become due. We do not anticipate any significant additional revenue until and unless we begin to execute on our plan of operations. There is no assurance that we will ever reach that stage. The condensed consolidated financial statements presented herein do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

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

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. For the six-month periods ended March 31, 2022 and 2021, no significant estimates and assumptions have been made in the condensed consolidated financial statements. The following are some of the critical accounting policies in relation to the preparation of the condensed consolidated financial statements. For a full summary of our critical accounting policies, please refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

Foreign currency translation

The financial statements of our subsidiary denominated in currencies other than the USD are translated into USD using the closing rate method. The balance sheet items are translated into USD using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded in stockholders’ equity.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7381 and 0.7368 as of March 31, 2022 and September 30, 2021, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7383 and 0.7468 average exchange rates were used to translate revenues and expenses for the six months ended March 31, 2022 and 2021, respectively. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the design and operating effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Lack of Adequate Staffing: We do not have adequate in-house accounting personnel and expertise in key positions, which resulted in overly relying on outside consultants in preparing financial statements and other required disclosures by the Securities and Exchange Commission.

Ineffective oversight: We do not exercise effective oversight and monitoring procedures designed and implemented to certain control activities.

Overly relied on outside professionals: We are unable to prepare internally financial statements and relied on outside professional consultants to prepare financial statements and adequate disclosures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses in internal control over financial reporting identified above, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2022 based on the criteria set forth in “Internal Control-Integrated Framework” issued by COSO.

Due to the nature of the material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected. The material weaknesses identified above either individually or in aggregation did not result in any identified misstatements or errors in the Company’s condensed consolidated financial statements at and for the six-month period ended March 31, 2022.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding, which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUFOOD ENERGY ENZYMES CORP.

Date: May 13, 2022	By:	/s/ Wen-Piao Lai
Wen-Piao Lai
President and Chief Executive Officer

	By:	/s/ Shao-Cheng Wang
Shao-Cheng Wang
Chief Financial Officer