Form 10-Q
period 2022-06-30
Genufood Energy Enzymes Corp.
filed 2022-08-12
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒   NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 299,686,921 shares as of August 10, 2022

GENUFOOD ENERGY ENZYMES CORP.

FORM 10-Q FOR THE THREE- AND NINE-MONTH PERIOD ENDED JUNE 30, 2022

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	September 30,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$211,145	$9,271
Prepayment	21,667	25,773
Total Current Assets	232,812	35,044

Investment	-	350,000

Total Assets	$232,812	$385,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$97,025	$100,746
Accrued expenses	-	1,590
Due to related parties	86,998	3,010
Total Current Liabilities	184,023	105,346

Commitment and contingencies (Note 8)	28,476	26,226

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 10,000,000,000 shares authorized; 299,686,921 and 299,686,921 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	299,687	299,687
Additional paid-in capital	16,911,770	16,911,770
Discount on common stock	(7,241,581)	(7,241,581)
Accumulated other comprehensive loss	(193,595)	(193,583)
Accumulated deficit	(9,755,968)	(9,522,821)
Total Stockholders’ Equity	20,313	253,472

Total Liabilities and Stockholders’ Equity	$232,812	$385,044

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2022		2021		2022		2021
REVENUE		$-		$-		$-		$-

OPERATING EXPENSES
General and administrative expenses		65,091		98,941		230,516		262,516
Total operating expenses		65,091		98,941		230,516		262,516

LOSS FROM OPERATIONS		(65,091)		(98,941)		(230,516)		(262,516)

OTHER INCOME (EXPENSE)
Interest income (expense)		2		(41)		5		(1,734)
Foreign currency income (loss)		-		(69)		6		(511)
Other non-operating income (expenses), net		(747)		65,006		(2,642)		66,588
Total other (expense) income		(745)		64,896		(2,631)		64,343

Loss before income taxes		(65,836)		(34,045)		(233,147)		(198,173)

Income tax expense		-		-		-		800

NET LOSS		$(65,836)		$(34,045)		$(233,147)		$(198,973)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency transaction adjustments		(10)		(320)		(12)		(1,820)

COMPREHENSIVE LOSS		$(65,846)		$(34,365)		$(233,159)		$(200,793)

BASIC & DILUTED LOSS PER SHARE	$	*	$	*	$	*	$	*

WEIGHTED AVERAGE NUMBER OF ORGINARY SHARES-BASIC & DILUTED		299,686,921		230,622,703		299,686,921		189,356,789

*	Less than $0.01 per share

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOILDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

						Accumulated
	Common Stock		Additional	Discount on		Other	Total
	Number of		Paid-in-	common	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	stock	Deficit	Income (loss)	Equity
BALANCE AT MARCH 31, 2022	299,686,921	$299,687	$16,911,770	$(7,241,581)	$(9,690,132)	$(193,585)	$86,159
Foreign Currency Translation adjustment						(10)	(10)
Net Loss					(65,836)		(65,836)
BALANCE AT JUNE 30, 2022	299,686,921	$299,687	$16,911,770	$(7,241,581)	$(9,755,968)	$(193,595)	$20,313

						Accumulated
	Common Stock		Additional	Discount on		Other	Total
	Number of		Paid-in-	common	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	stock	Deficit	Income (loss)	Equity
BALANCE AT MARCH 31, 2021	217,483,085	$217,483	$16,180,125	$(7,241,581)	$(8,323,317)	$(193,535)	$639,175
Issuance of Common Stock for Debt Conversion – Promissory Note Including Interest	3,059,836	3,060	27,538				30,598
Shares Issued for Cash	63,000,000	63,000	559,770				622,770
Foreign Currency Translation adjustment						(320)	(320)
Net Loss					(34,045)		(34,045)
BALANCE AT JUNE 30, 2021	283,542,921	$283,543	$16,767,433	$(7,241,581)	$(8,357,362)	$(193,855)	$1,258,178

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOILDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

						Accumulated
	Common Stock		Additional	Discount on		Other	Total
	Number of		Paid-in-	common	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	stock	Deficit	Income (loss)	Equity
BALANCE AT SEPTEMBER 30, 2021	299,686,921	$299,687	$16,911,770	$(7,241,581)	$(9,522,821)	$(193,583)	$253,472
Foreign Currency Translation adjustment						(12)	(12)
Net Loss					(233,147)		(233,147)
BALANCE AT JUNE 30, 2022	299,686,921	$299,687	$16,911,770	$(7,241,581)	$(9,755,968)	$(193,595)	$20,313

						Accumulated
	Common Stock		Additional	Discount on		Other	Total
	Number of		Paid-in-	common	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	stock	Deficit	Income (loss)	Equity
BALANCE AT SEPTEMBER 30, 2020	104,083,120	$104,083	$15,134,979	$(7,241,581)	$(8,158,389)	$(192,035)	$(352,943.00)
Shares Issued for Cash – December 2020	107,000,000	107,000	957,148				1,064,148
Shares Issued for Cash – June 2021	63,000,000	63,000	559,770				622,770
Issuance of Common Stock for Debt Conversion – Director and Officers	5,121,889	5,122	70,972				76,094
Issuance of Common Stock for Debt Conversion – Consultants	1,278,076	1,278	17,026				18,304
Issuance of Common Stock for Debt Conversion – Promissory Note Including Interest	3,059,836	3,060	27,538				30,598
Foreign Currency Translation adjustment						(1,820)	(1,820)
Net Loss					(198,973)		(198,973)
BALANCE AT JUNE 30, 2021	283,542,921	$283,543	$16,767,433	$(7,241,581)	$(8,357,362)	$(193,855)	$1,258,178

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(233,147)	$(198,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Commitment and contingencies	2,250	-
Change in operating assets and liabilities:
Prepayment	4,106	(390)
Accounts payable	(3,692)	1,564
Accrued expenses	(1,590)	5,316
Due to related parties	83,988	6,078
Net cash used in operating activities	(148,085)	(186,405)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Hukui investment	-	(1,400,000)
Proceeds from sale of Hukui investment	350,000	-
Net cash provided by (used in) financing activities	350,000	(1,400,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable – related party	-	(120,410)
Proceeds from issuance of promissory note	-	30,000
Proceeds from issuance of common stock	-	1,686,918
Net cash provided by financing activities	-	1,596,508

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(41)	48

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	201,874	10,151

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,271	18,092

CASH AND CASH EQUIVALENTS - END OF PERIOD	$211,145	$28,243

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
Cash paid for interest	$-	$2,271
Cash paid for income taxes	$-	$800

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock for Debt Conversion – Director and Officers	$-	$76,094
Issuance of Common Stock for Debt Conversion – Consultants	-	18,304
Issuance of Common Stock for Debt Conversion – Promissory Note	-	30,000
Issuance of Common Stock for Debt Conversion – Promissory Note Interest	-	598
Total	$-	$124,996

GENUFOOD ENERGY ENZYMES CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Genufood Energy Enzymes Corp., USA (the “Company” or “GEEC”) was incorporated under the laws of the State of Nevada on June 21, 2010. On February 13, 2012, GEEC incorporated a wholly-owned subsidiary company, Genufood Enzymes (S) Pte Ltd (“GESPL”) in Singapore.

The Company is currently a shell company.

Since its inception, the Company has always been in the development stage and never generated significant revenues. At this time, the Company does not have any specific plan to commence any particular new business. The Company’s focus will be to consider either or both of a possible business combination, which may include but not be limited to a reverse merger, with another operating business, or commencing a business of its own.

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

Principle of Consolidation

The condensed consolidated financial statements include the accounts of GEEC and its wholly-owned subsidiary GESPL. All significant inter-company accounts and transactions have been eliminated in consolidation. The wholly-owned subsidiary of the Company did not have business activities during the nine months ended June 30, 2022 and 2021.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the nine months ended June 30, 2022 and 2021, no significant estimates and assumptions have been made in the consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. As of June 30, 2022 and September 30, 2021, the Company did not have cash equivalents. The Company’s cash was denominated in United States Dollars (“USD”) or New Taiwan Dollars (“TWD”) and was placed with banks in the United States of America and Taiwan.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7195 and 0.7368 as of June 30, 2022 and September 30, 2021, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7341 and 0.7480 average exchange rates were used to translate revenues and expenses for the nine months ended June 30, 2022 and 2021, respectively. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity.

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. There were no potential dilutive debt or equity instruments issued and outstanding at any time during the nine months ended June 30, 2022 and 2021.

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

There were no current and deferred income tax provision recorded for the nine months ended June 30, 2022 and 2021 since the Company is in developing stage and did not generate any revenues in the two fiscal periods.

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

NOTE 3 – GOING CONCERN

As of June 30, 2022 and September 30, 2021, the Company had an accumulated deficit of $9,755,968 and $9,522,821, respectively. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of Common Stock. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

On November 17, 2021, the Company entered into a stock purchase agreement to sell all 140,000 Hukui Shares at $2.50 per share for a total of $350,000. The sale was completed on November 19, 2021, resulting in loss of $1,050,000. The Company recognized impairment loss of the market value of the shares of $1,050,000 for the year ended September 30, 2021.

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

Effective March 31, 2021, the Company issued an aggregate 6,399,965 shares of its Common Stock to certain of its directors, officers, employees and a consultant, who converted accrued and unpaid compensation in the aggregate amount of $94,398. Of this amount, (i) $37,998 was with respect to amounts accrued during fiscal year 2020 and was converted at a rate of $0.05 per share into an aggregate 759,965 shares of its Common Stock; and (ii) $56,400 was with respect to amount accrued during the six months ended March 31, 2021 and was converted at a rate of $0.01 per share into an aggregate 5,640,000 shares of its Common Stock.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Parties

Name of related parties	Relationship with the Company
Yi Lung (Oliver) Lin	Principal shareholder
Jui Pin (John) Lin	Principal shareholder, Director, Former President and Chief Executive Officer
Jia Tian (Jeffery) Lin	Former Chief Executive Officer
Wen-Piao (Jack) Lai	Director, Former Chief Executive Officer
Shao-Cheng (Will) Wang	Chief Financial Officer
Kuang Ming (James) Tsai	Director
Nan-Yao (Jake) Chan	Former Director
Hsin-Ta (Darren) Su	Director, Treasurer

Due to Related Parties

The Company’s due to related parties balances are as follows:

	June 30, 2022	September 30, 2021
Kuang Ming (James) Tsai	$15,500	$1,000
Jui Pin (John) Lin	7,619	1,510
Jia Tian (Jeffery) Lin	2,500	-
Shao-Cheng (Will) Wang	20,700	-
Wen-Piao (Jack) Lai	21,000	-
Hsin-Ta (Darren) Su	19,679	500
Total	$86,998	$3,010

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

During the fiscal year ended September 30, 2021, the IRS imposed a $25,000 penalty on the Company for failure to file Form 5472, Information Return of a 25% Foreign-Owned U.S. Corporation or a Foreign Corporation Engaged in a U.S. Trade or Business, for the year ended September 30, 2020. The Company has engaged an outside professional advisor to seek for forgiveness of the penalty and interest thereon in the amount of $3,476, for a total of $28,476, which was still pending as of June 30, 2022.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company terminated its previous virtual office agreement in Los Angeles, California and has established a new virtual office in Arcadia, California. The new arrangement is on a month-to-month basis at a cost of $200 per month. As of June 30, 2022, the Company had no material commitments under operating leases.

During the fiscal year ended September 30, 2021, the IRS imposed a $25,000 penalty on the Company for failure to file Form 5472, Information Return of a 25% Foreign-Owned U.S. Corporation or a Foreign Corporation Engaged in a U.S. Trade or Business, for the year ended September 30, 2020 (see Note 7).

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date when the condensed consolidated financial statements were issued, and determined that no subsequent events occurred that would require adjustment to or disclosure in the condensed consolidated financial statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We currently have no operations. However, on August 1, 2022, the Board of the Company approved to expand the Company’s business in the area of electric vehicle supply equipment and will direct the management team to implement its new business plan in such industry. We will continue to need capital to meet our expenses, primarily overhead and the professional fees related to the cost of compliance as a reporting company. To do so, we may raise equity, debt, convertible debt or a combination of any of the foregoing. However, there are no commitments in place to fund our capital requirements and no guarantee can be given that we will be able to secure such funding on terms that are favorable to us, or at all.

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

Results of Operations

Three-Month Periods Ended June 30, 2022 compared to the Three-Month Periods Ended June 30, 2021

Revenues

We did not generate any revenues during the three-month periods ended June 30, 2022 and 2021.

Operating Expenses

We incurred total operating expenses of $65,091 and $98,941 for the three-month periods ended June 30, 2022 and 2021, respectively. Our operating expenses consist of accounting and legal fees, other professional fees, payroll expenses, rent, bank charges, and transfer agent fees. The decrease in operating expenses for the three-month periods ended June 30, 2022 compared to the same periods ended in 2021 was primarily due to decrease in legal fees and other professional fees related to the fundraising, investment, and filings.

Other expense

During the three-month periods ended June 30, 2022, we incurred $745 other expenses mainly due to interest incurred for unpaid penalty from IRS. During the three-month periods ended June 30, 2021, we incurred $64,896 other income mainly due to debt forgiveness and offsets with interest incurred for amounts borrowed to fund operating expenses.

Net Loss

As a result of the above, our net loss increased from $34,045 in the three-month periods ended June 30, 2021 to $65,836 in the same periods ended in 2022.

Nine-Month Periods Ended June 30, 2022 compared to the Nine-Month Periods Ended June 30, 2021

Revenues

We did not generate any revenues during the nine-month periods ended June 30, 2022 and 2021.

Operating Expenses

We incurred total operating expenses of $230,516 and $262,516 for the nine-month periods ended June 30, 2022 and 2021, respectively. Our operating expenses consist of accounting and legal fees, other professional fees, payroll expenses, rent, bank charges, and transfer agent fees. The decrease in operating expenses for the nine-month periods ended June 30, 2022 compared to the same periods ended in 2021 was primarily due to decrease in legal fees and other professional fees related to filings.

Other expense

During the nine-month periods ended June 30, 2022, we incurred $2,631 other expenses mainly due to interest incurred for unpaid penalty from IRS. During the mine-month periods ended June 30, 2021, we incurred $64,343 other income mainly due to debt forgiveness, and offsets with interest incurred for amount borrowed to fund operating expenses.

Net Loss

As a result of the above, our net loss increased from $198,973 in the nine-month periods ended June 30, 2021 to $233,147 in the same periods ended in 2022.

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

Liquidity and Capital Resources

Working Capital

	June 30,	September 30,
	2022	2021
Current Assets	$232,812	$35,044
Current Liabilities	184,023	105,346
Working Capital (Deficit)	$48,789	$(70,302)

As of June 30, 2022, we had current assets of $232,812 and a working capital of $48,789. In comparison, as of September 30, 2021, we had current assets of $35,044 and a working capital deficit of $70,302.

As of June 30, 2022, we had total assets of $232,812, compared with total assets of $385,044 at September 30, 2021. The decrease in total assets was primarily due to the sale of investment and cash spent in operating expenses after selling the 140,000 Hukui Shares for cash.

We had $184,023 in total current liabilities as of June 30, 2022, consisting of $97,025 in accounts payable and $86,998 due to related parties. This is compared to total current liabilities of $105,346 as of September 30, 2021, consisting of $100,746 in accounts payable, $1,590 in accrued expenses, and $3,010 due to related parties. The increase in due to related parties was primarily due to unpaid compensation to officers and directors.

We had total stockholders’ equity of $20,313 and an accumulated deficit of $9,755,968 as of June 30, 2022. In comparison, we had a total stockholders’ equity of $253,472 and an accumulated deficit of $9,522,821 as of September 30, 2021.

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

Cash Flows

	Nine months ended June 30, 2022	Nine months ended June 30, 2021
Cash flows used in operating activities	$(148,085)	$(186,405)
Cash flows provided by (used in) investing activities	350,000	(1,400,000)
Cash flows provided by financing activities	-	1,596,508
Effect of exchange rate changes on cash	(41)	48
Net increase in cash during period	$201,874	$10,151

During the nine-month periods ended June 30, 2022, we used $148,085 of cash in operating activities which was attributable primarily to our net loss of $233,147 offset by change in operating assets and liabilities of $85,062. In comparison, during the nine-month periods ended June 30, 2021, we used $186,405 of cash in operating activities which was attributable to our net loss of $198,973 and the change in operating assets and liabilities of $12,568.

With respect to our investing activities, we received $350,000 in payment for the sale of the 140,000 Hukui Shares during the nine-month periods ended June 30, 2022. During the nine-month ended June 30, 2021, we used $1,400,000 for investment in Hukui.

During the nine-month periods ended June 30, 2022, we did not have any financing activity. During the nine-month periods ended June 30, 2021, we had total cash inflow of $1,596,508 from financing activities. We repaid $120,410 to notes payable – related party, which our former President and Chief Executive Officer, Jui Pin Lin, previously loaned us. We received $30,000 as a loan from a shareholder of the Company. We received $1,686,918, net of directly associated expenses, including legal, transfer agent, and printing and delivery expenses, from a private offering of our Common Stock, which was completed in December 2020. For accounting purpose, we recorded the net proceeds from the private offering instead of the gross amount of $1,070,000.

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

The Company sold the 140,000 Hukui Shares for $350,000 cash on November 19, 2021. The proceeds will be used for operational expenses. Management believes that these funds are sufficient to fund the Company’s expenses for at least the next 12 months.

Contractual Obligations

We do not have material contractual obligations and commitments. We only have one lease that is renewed on a month-to-month basis.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not enter into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. As of June 30, 2022, we did not enter into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, as of June 30, 2022, we did not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. As of June 30, 2022, we did not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. For the nine-month periods ended June 30, 2022 and 2021, no significant estimates and assumptions have been made in the condensed consolidated financial statements. The following are some of the critical accounting policies in relation to the preparation of the condensed consolidated financial statements. For a full summary of our critical accounting policies, please refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7195 and 0.7368 as of June 30, 2022 and September 30, 2021, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7341 and 0.7480 average exchange rates were used to translate revenues and expenses for the nine months ended June 30, 2022 and 2021, respectively. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022  and identified the following material weaknesses:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses in internal control over financial reporting identified above, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2022  based on the criteria set forth in “Internal Control-Integrated Framework” issued by COSO.

Due to the nature of the material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected. The material weaknesses identified above either individually or in aggregation did not result in any identified misstatements or errors in the Company’s condensed consolidated financial statements at and for the nine-month periods ended June 30, 2022.

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

GENUFOOD ENERGY ENZYMES CORP.

Date: August 12, 2022	By:	/s/ David Tang
David Tang
Chief Executive Officer

	By:	/s/ Shao-Cheng Wang
Shao-Cheng Wang
Chief Financial Officer