Form 10-K
period 2022-09-30
Genufood Energy Enzymes Corp.
filed 2023-01-17
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

As of January 11, 2023, there were 299,686,921 shares outstanding, $0.001 par value per share, of the registrant’s common stock outstanding. No market value has been computed based upon the fact that no active trading market had been established as of September 30, 2022.

GENUFOOD ENERGY ENZYMES CORP.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

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

ii

ITEM 1. BUSINESS

The discussion of the business of Genufood Energy Enzymes Corp. and its wholly-owned subsidiary (“Genufood” “we” or the “Company”), is as of the date of filing this report, unless otherwise indicated.

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

On August 1, 2022, the board of directors (the “Board”) of the Company unanimously approved to expand our business in the area of electric vehicle supply equipment (“EVSE”) and will direct the management team to implement our new business plan in such industry. On August 16, 2022, we formally announced our intention to reposition as EVSE solutions provider, seeking to grow business in EVSE industry, including building, owning, and operating the next generation of electric vehicle charging stations in the U.S. We intend to bring convenient, reliable, and accessible charging experience to electric vehicle drivers, utilizing frictionless technology and carbon-neutral vehicle-charging infrastructure.

On October 26, 2022, we entered into three Charging Station Site Host Agreements (the “Agreements”) with two institutions (the “Site Hosts”), respectively, pursuant to which the Site Hosts agree to allow us to install our electric vehicle charging stations at the locations set forth in the Agreements (the “Charging Stations”). Under the Agreements, we have agreed to share our revenue generated by the sales of electricity at the Charging Stations with the Site Hosts in accordance with the schedules set forth therein.

At this time, we reserve the right to further change our business plan at any time.

Hukui Investment

In late September 2020, we announced that we and Hukui Biotechnology Corporation (“Hukui”) had entered into a Series C Preferred Shares Subscription Agreement dated September 23, 2020 (the “Hukui Agreement”), pursuant to which we have agreed to purchase an aggregate 200,000 shares of Hukui’s Series C Preferred Stock (“Series C Preferred Shares”) at $10.00 per share, for an aggregate investment of $2,000,000.

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

Following the end of our 2021 fiscal year, an individual and resident of the Republic of China (the “Purchaser”), Hukui and us entered into a Stock Purchase Agreement dated as of November 17, 2021 (the “Stock Purchase Agreement”), pursuant to which we agreed to sell the 140,000 shares of Hukui’s Series C Preferred Stock that we had purchased in the First Tranche Closing and the Second Tranche Closing (the “Hukui Shares”) to the Purchaser for $350,000 in cash, or $2.50 per share. The sale of the Hukui Shares closed on November 19, 2021.

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

On December 17, 2021, Hukui and us entered into an Agreement (the “Termination Agreement”), pursuant to which our obligation to make the Third Tranche Investment was terminated and the Hukui Agreement was terminated. As a result, we have no continuing contractual obligation to make any investment in Hukui.

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

We have decided to expand our business in the area of electric vehicle supply equipment (“EVSE”), and we will need to raise capital to pursue such a business. There are no commitments in place to fund such business and no guarantee can be given that we will be able to secure such funding on terms that are favorable to us, or at all  .

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

Employees

As of November 30, 2022, we had 7 part time employees and 1 full time employee. Our employees were based in both Taiwan and USA.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock (“Common Stock”) is not traded on any stock exchange and is occasionally quoted on the OTC Pink Market. As of November 16, 2022, there were approximately 260 record holders of our Common Stock.

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

Recent Sales of Unregistered Securities

In order to fund the First Tranche Investment in Hukui and for general working capital needs, we conducted a private offering of our Common Stock. On December 15, 2020, we sold 107,000,000 shares of our Common Stock to 34 individuals at a purchase price of $0.01 per share (the “Fall 2020 Offering”), for gross and net proceeds of $1,070,000, before allocating certain expenses associated with the offering in the amount of $5,852 as adjusted paid-in capital. See Note 5 to Consolidated Financial Statements.

On April 9, 2021, we issued 3,059,836 shares of our Common Stock to repay the outstanding principal and accrued and unpaid interest on a promissory note we issued to evidence a loan made to us by one of our stockholders in the principal amount of $30,000 (the “October 2020 Note”).

In order to fund the Second Tranche Investment in Hukui and for general working capital needs, we conducted a private offering of our Common Stock. On June 15, 2021, we sold 63,000,000 shares of our Common Stock to 18 individuals, at purchase price of $0.01 per share (the “Spring 2021 Offering”), for gross and net proceeds of $630,000, before allocating certain expenses associated with the offering in the amount of $7,230 as adjusted paid-in capital. See Note 5 to Consolidated Financial Statements.

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

ITEM 6. [RESERVED]

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Company’s consolidated financial statements, including the Notes thereto, for the years ended September 30, 2021 and September 30, 2022, beginning on Page F-1.

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

On August 1, 2022, the board of directors (the “Board”) of the Company unanimously approved to expand our business in the area of electric vehicle supply equipment (“EVSE”) and will direct the management team to implement our new business plan in such industry. On August 16, 2022, we formally announced our intention to reposition as EVSE solutions provider, seeking to grow business in EVSE industry, including building, owning, and operating the next generation of electric vehicle charging stations in the U.S. We intend to bring convenient, reliable, and accessible charging experience to electric vehicle drivers, utilizing frictionless technology and carbon-neutral vehicle-charging infrastructure.

On October 26, 2022, we entered into three Charging Station Site Host Agreements (the “Agreements”) with two institutions (the “Site Hosts”), respectively, pursuant to which the Site Hosts agree to allow us to install our electric vehicle charging stations at the locations set forth in the Agreements (the “Charging Stations”). Under the Agreements, we agree to share our revenue generated by the sales of electricity at the Charging Stations with the Site Hosts in accordance with the schedules set forth therein.

At this time, we reserve the right to further change our business plan at any time.

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

As we are currently pursuing business in the area of electric vehicle supply equipment (“EVSE”), we will need to raise capital to pursue such a business. There are no commitments in place to fund any such business and no guarantee can be given that we will be able to secure such funding on terms that are favorable to us, or at all.

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

Results of Operations

Year Ended September 30, 2022 compared to the Year Ended September 30, 2021

Revenues

We did not generate any revenues during the years ended September 30, 2022 and 2021.

Operating Expenses

We incurred total operating expenses of $396,311 and $363,637 for the years ended September 30, 2022 and 2021, respectively. Our operating expenses consist of legal fees, other professional fees, payroll expenses, stock-based compensation, rent, bank charges, and transfer agent fees. The increase in operating expenses for the year ended September 30, 2022 compared to the same period ended in 2021 was primarily due to the increase in payroll expenses and stock-based compensation.

Other expense

During the year ended September 30, 2022, we incurred $3,823 other expenses mainly due to interest incurred for unpaid penalty from IRS. During the year ended September 30, 2021, we had a net other income of $52,250, which included incurred $78,476 of other income due to liabilities written off, partially offset by a $25,000 penalty plus interest of $1,226 from the IRS for failing to file Form 5472 timely. During the year ended September 30, 2021 we incurred $1,050,000 impairment loss of investment. We invested $1,400,000 in Hukui’s Series C Preferred stock, which was sold on November 17, 2021 for $350,000, resulting in loss of $1,050,000. We wrote down the investment on September 30, 2021 to reflect fair market value of the investment.

Net Loss

As a result of the above, our net loss decreased from $1,364,432 in the year ended September 30, 2021 to $400,134 in the same period ended in 2022.

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

Liquidity and Capital Resources

Working Capital

	September 30,	September 30,
	2022	2021
Current Assets	$150,893	$35,044
Current Liabilities	205,016	105,346
Working Capital Deficit	$(54,123)	$(70,302)

As of September 30, 2022, we had current assets of $150,893 and a working deficit of $54,123. In comparison, as of September 30, 2021, we had current assets of $35,044 and a working capital deficit of $70,302.

As of September 30, 2022, we had total assets of $150,893, compared with total assets of $385,044 at September 30, 2021. The decrease in total assets was primarily due to the sale of investment and cash spent in operating expenses after selling the 140,000 Hukui Shares for cash.

We had $205,016 in total current liabilities as of September 30, 2022, consisting of $102,185 in accounts payable and $102,831 due to related parties. This is compared to total current liabilities of $105,346 in total current liabilities as of September 30, 2021, consisting of $100,746 in accounts payable, $1,590 in accrued expenses, and $3,010 due to related parties. The increase in due to related parties was primarily due to unpaid compensation to officers and directors.

We had total stockholders’ deficit of $83,349 and an accumulated deficit of $9,922,955 as of September 30, 2022. In comparison, we had a total stockholders’ equity of $253,472 and an accumulated deficit of $9,522,821 as of September 30, 2021.

On December 15, 2020, we completed a private offering of our Common Stock. We sold 107,000,000 shares of our Common Stock to 34 individuals at a purchase price of $0.01 per share, for gross proceeds of $1,070,000 before allocating certain expenses associated with the offering in the amount of $5,852 as adjusted paid-in capital.

Effective March 31, 2021, we issued an aggregate 6,399,965 shares of our Common Stock to some of our directors, officers, employees and independent consultants, who converted accrued and unpaid compensation in the aggregate amount of $94,398. Of this amount, (i) $37,998 was with respect to amounts accrued during fiscal year 2020 and was converted at a rate of $0.05 per share into an aggregate 759,965 shares of our Common Stock; and (ii) $56,400 was with respect to amount accrued during fiscal year 2021 through March 31, 2021 and was converted at a rate of $0.01 per share into an aggregate 5,640,000 shares of our Common Stock.

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

Cash Flows

	Year Ended September 30, 2022	Year Ended September 30, 2021
Cash flows used in operating activities	$(222,828)	$(304,588)
Cash flows provided by (used in) investing activities	350,000	(1,400,000)
Cash flows provided by financing activities	-	1,695,549
Effect of exchange rate changes on cash	(43)	218
Net increase (decrease) in cash during period	$127,129	$(8,821)

During the year ended September 30, 2022, we used $222,828 of cash in operating activities which was attributable primarily to our net loss of $400,134 offset by change in issuance of stock option and operating assets and liabilities of $177,306. In comparison, during the year ended September 30, 2021, we used $304,588 of cash in operating activities which was attributable primarily to our net loss of $1,364,432 offset by impairment of $1,050,000 to investment and change in operating assets and liabilities of $9,844.

With respect to our investing activities, we received $350,000 in payment for the sale of the 140,000 Hukui Shares during the year ended September 30, 2022. During the year ended September 30, 2021, we used $1,400,000 for investment in Hukui.

During the year ended September 30, 2022, we did not have any financing activity. During the year ended September 30, 2021, we had total cash inflow of $1,695,549 from financing activities. We received $30,000 from the October 2020 Loan. We repaid $120,410 to the notes from related party, who was our then President and Chief Executive Officer, Jui Pin Lin. We received $1,785,959, net of directly associated expenses, including legal, transfer agent, and printing and delivery expenses, from two private offerings of our Common Stock, which were completed in December 2020 and July 2021, respectively. For accounting purpose, we recorded the net proceeds from private offering instead of the gross amount of $1,800,000.

There is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our expenses as they become due. We do not anticipate any significant additional revenue until and unless we begin to execute on our plan of operations involving the start of our new electric vehicle charging station business. There is no assurance that we will ever reach that stage. The consolidated financial statements presented herein do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

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

The Company sold the 140,000 Hukui Shares for $350,000 cash on November 19, 2021. The proceeds have been used for operation expenses.

Contractual Obligations

We do not have material contractual obligations and commitments. We only have one lease that is renewed on a month-to-month basis.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. As of September 30, 2022, we had not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, as of September 30, 2022, we had not had any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. As of September 30, 2022, we had not had any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. For the years ended September 30, 2022 and 2021, no significant estimates and assumptions have been made in the consolidated financial statements. The following are some of the critical accounting policies in relation to the preparation of the consolidated financial statements. For a full summary of our critical accounting policies, please refer to Note 2 to the Consolidated Financial Statements.

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

Recent accounting pronouncements

We do not expect that the adoption of recently issued accounting pronouncements will have a material impact on our financial position, results of operations, or cash flows. For a full summary of recent accounting pronouncements, please refer to Note 2 to the Consolidated Financial Statements.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.6970 and 0.7368 as of September 30, 2022 and 2021, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7293 and 0.7458 average exchange rates were used to translate revenues and expenses for the years ended September 30, 2022 and 2021, respectively. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficit.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 23, 2022, (i) DYH & Company (“DYH”) resigned as the independent registered public accounting firm of the Company; and (ii) the Board of Directors of the Company, which acts as the audit committee, engaged KCCW Accountancy Corp. (“KCCW”) as the Company’s new independent registered public accounting firm.

The reports of DYH on the consolidated financial statements of the Company as of and for the years ended September 30, 2020 and 2021 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

During the years ended September 30, 2020 and 2021 and through February 23, 2022, there were no disagreements with DYH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DYH, would have caused DYH to make reference to the subject matter of the disagreement in its reports on the Company’s consolidated financial statements for such years.

The Company has provided DYH with a copy of the disclosures it is making herein and has requested that DYH furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not DYH agrees with the above statements. A copy of such letter is provided herewith as Exhibit 16.1.

No consultations occurred between the Company and KCCW during the years ended September 30, 2020 and 2021 and through February 23, 2022, regarding either (i) the application of accounting principles to a specific completed or proposed transaction, the type of audit opinion that might be rendered on the Company’s financial statements, or other written or oral information provided that was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses in internal control over financial reporting identified above, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2022 based on the criteria set forth in “Internal Control—Integrated Framework” issued by COSO.

Due to the nature of the material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected. The material weaknesses identified above either individually or in aggregation did not result in any identified misstatements or errors in the Company’s consolidated financial statements at and for the year ended September 30, 2022.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the year ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of the filing of this Annual Report, our current directors and executive officers and additional information concerning them are as follows:

Name	Age	Position

David Tang	44	Chief Executive Officer

Jui Pin (John) Lin	67	Chairman of the Board, President, and Director

Shao-Cheng (Will) Wang	64	Chief Financial Officer

Kuang Ming (James) Tsai	73	Director, Chief Operating Officer

Wen-Piao (Jack) Lai	70	Director

Hsin-Ta (Darren) Su	45	Director

Hui-Chuan (Sandra) Lin	38	Director and Secretary

David Tang has served as our Chief Executive Officer since July 15, 2022. Prior to joining us, Mr. Tang was a Relationship Manager of Venture Lending Emerging Technologies division at East West Bank in California from 2019 to 2022. Prior to that, Mr. Tang was an advisor to many startups in Hong Kong, including Maxvoice and Maxisense from 2016 to 2019. Mr. Tang was the founder and the Chief Executive Officer of Fontainebleau Partners, a technology startup in Hong Kong from 2012 to 2016. In 2011, Mr. Tang was an Equity Research Analyst at BNP Paribas Securities in Hong Kong and Taipei. In 2009, Mr. Tang was an MBA Consultant for Swire Coca-Cola HK Limited. From 2005 to 2008, Mr. Tang was a Relationship Manager at Manufacturing Bank in California, a Sumitomo Mitsui Banking Corporation subsidiary. From 2004 to 2005, Mr. Tang was a Client Financial Analyst at Citibank in California. Mr. Tang has a bachelor degree in History from University of California, Irvine and a Master of Business Administration degree in Finance from Hong Kong University of Science & Technology. Mr. Tang is currently a mentor at KidsX Accelerator, a network of pediatric experts and innovators founded and administered by Children’s Hospital Los Angeles.

Jui Pin (John) Lin has served as our President since July 14, 2022, and Mr. Lin has served as a director since June 17, 2021. He also served as our President from March 4, 2020 to August 1, 2021 and as our Chief Executive Officer from March 18, 2020 to August 1, 2021. Mr. Lin previously served as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and as a director, from April 18, 2017 to August 4, 2017. From November 1983 to the present, Mr. Lin has served as the President of Risesun Electrical & Industry Co. Ltd. located in Taiwan. From March 1994 to the present, he has served as President of Risesun Electric & Industry (Kunshan) Co. Ltd. located in China. From May 1998 to the present, Mr. Lin has served as the Chairman and Director of Yogo Textile Co. Ltd. located in Bangladesh. From September 2015 to the present, he has served as the President of First Empire Corp. located in Seychelles. From November 2018 to the present, Mr. Lin has served as the President of Rekun Electronic Technology (Kunshan) Corp. located in China. Mr. Lin received a bachelor degree from the Oriental Institute of Technology in Taipei, Taiwan in 1977, where he majored in Textile Engineering.

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

Kuang Ming (James) Tsai has served as our Chief Operating Officer since July 14, 2022, and has served as a director since June 11, 2018. Mr. Tsai served as our President from June 29, 2018 to March 4, 2020, our Chief Executive Officer from June 29, 2018 to March 18, 2020 and our Chief Financial Officer from September 12, 2018 to March 18, 2020. From July 2017 to June 2018, Mr. Tsai served as the President of YAMA KAWA Bilingual Club, part of District 67 Toastmasters International. From 2010 to 2017, Mr. Tsai was retired, during which period he was an investor of securities. From 2006 to 2010, he served as the President of Blanfield Pty Ltd., an import company. Mr. Tsai received a Bachelor of Arts Degree from National Taiwan University in 1973, majoring in Economics.

Wen-Piao (Jack) Lai has served as a director since June 17, 2021. Mr. Lai founded Kuan Dar Textile Co., Ltd., located in Taoyuan City, Taiwan, in 1987 and has served as its President since that time. From January 2016 to December 2017, Mr. Lai served as President of the Alumni Association of Sha-Lu Industrial Vocational Senior High School, from which he graduated in 1967. Mr. Lai has extensive experience in business operations and management through more than 30 years of business management experiences in the company he founded. He also has participated with volunteer firefighting with Taoyuan City Bade Fire Station Squadron in Taoyuan City, Taiwan since 1999.

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

Hui-Chuan (Sandra) Lin has served as Secretary since July 15, 2022. Ms Lin was previously a Sales Representative of Tai-Wan Motor Parts Co., Ltd since 2017. Ms. Lin received a Master of Business Administration from the University of Glasgow in 2012. Ms. Lin also received her bachelor’s degree in civil engineering from Chung Yuan Christian University in 2007.

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

Director Independence

Our Board of Directors is currently composed of 5 members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the Nasdaq Stock Market. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his or her family members has engaged in various types of business dealings with us.

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

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended 2022 and 2021. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred .

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other compensation ($)	Total ($)
David Tang[1]	2021	-	-	-	-	-	-
Chief Executive Officer	2022	31,250	-	-	63,288	-	94,538

Wen-Piao (Jack) Lai[2]	2021	-	-	-	-	-	-
Director, Former CEO	2022	22,210	-	-	-	-	22,210

Shao-Cheng (will) Wang[3]	2021	24,540	-	-	-	-	24,540
Chief Financial Officer	2022	27,600	-	-	-	-	27,600

Jin Pin (John) Lin[4]	2021	30,000	-	-	-	-	30,000
President	2022	8,048	-	-	-	-	8,048

Kuang-Ming (James) Tsai5	2021	28,200	-	-	-	1,000	29,200
Chief Operating Officer	2022	20,755	-	-	-	-	20,755

Hsin-Ta (Darren) Su6	2021	-	-	-	-	-	-
Treasurer	2022	17,189	-	-	-	-	17,189

Hui-Chuan (Sandra) Lin[7]	2021	-	-	-	-	-	-
Secretary	2022	4,529	-	-	-	-	4,529

[1]	Mr. Tang was hired in July 2022 and has since received compensation in the amount of $12,500 per month. Of the total amount of $31,250 earned by Mr. Tang through September 30, 2022 as executive compensation, $31,250 has been paid in cash.
[2]	From September 30, 2021 through September 30, 2022, Mr. Lai received compensation in the amount of $2,500 per month. Of the total amount of the $22,210 earned by Mr. Lai through September 30, 2022 as executive compensation, $0 was paid and $22,210 was accrued. Mr. Lai has not yet converted his accrued amount into share of our Common Stock.
[3]

From April 1, 2020 through June 30, 2020, Mr. Wang received compensation in the amount of $2,500. Effective July 1, 2020, this amount was reduced to $2,000 per month. Of the total amount of $13,500 earned by Mr. Wang through September 30, 2020 as executive compensation, $2,121 has been paid and $11,379 was accrued. His compensation was increased to $2,300 per month on August 6, 2021. All accrued and unpaid compensation has been converted to shares of our Common Stock. From September 30, 2021 through September 30, 2022, Mr. Wang received compensation in the amount of $2,300 per month. Of the total amount of the $27,600 earned by Mr. Wang through September 30, 2022 as executive compensation, $0 was paid and $27,600 was accrued. Mr. Wang has not yet converted his accrued amount into share of our Common Stock.

[4]

Mr. Lin served as our President from March 4, 2020 until August 1, 2021 and as our Chief Executive Officer from March 18, 2020 until August 1, 2021. From April 1, 2020 through June 30, 2020, Mr. Lin received compensation in the amount of $4,000 per month. Effective July 1, 2020, this amount was reduced to $3,000 per month. Of the total amount of $21,000 and $30,000 earned by Mr. Lin through July 31, 2021 as executive compensation, $0 has been paid and all earnings have been converted to shares of our Common Stock. In September 2021, after he ceased serving as our President and Chief Executive Officer, Mr. Lin earned $500 for attending a meeting of the Board of Directors. From September 30, 2021 through September 30, 2022, Mr. Lin received compensation in the amount of $3,000 per month. Of the total amount of the $8,048 earned by Mr. Lin through September 30, 2022 as executive compensation, $0 was paid and $8,048 was accrued. Mr. Lin has not yet converted his accrued amount into share of our Common Stock.

[5]

From October 1, 2020 to August 6, 2021, Mr. Tsai received compensation of $2,500 per month, and $1,500 from August 6, 2021 until September 30, 2021. Except for $1,000 for attending a meeting of the Board of Directors in September 2021, all other accrued and unpaid balance has been converted to shares of our Common Stock. From September 30, 2021 through September 30, 2022, Mr. Tsai received compensation in the amount of $1,800 per month. Of the total amount of the $20,755 earned by Mr. Tsai through September 30, 2022 as executive compensation, $0 was paid and $20,755 was accrued. Mr. Tsai has not yet converted his accrued amount into share of our Common Stock.

[6]	From September 30, 2021 through September 30, 2022, Mr. Su received compensation in the amount of $1,800 per month. Of the total amount of the $17,188.94 earned by Mr. Su through September 30, 2022 as executive compensation, $2,200 was paid and $14,988.94 was accrued. Mr. Su has not yet converted his accrued amount into share of our Common Stock.
[7]	From September 30, 2021 through September 30, 2022, Ms. Lin received compensation in the amount of $1,800 per month. Of the total amount of the $4,529 earned by Ms. Lin through September 30, 2022 as executive compensation, $0 was paid and $4,529 was accrued. Ms. Lin has not yet converted his accrued amount into share of our Common Stock.

Employment Agreements

We have not entered into employment agreements with any of our named executive officers except for David Tang, CEO.

Employment Contract – David Tang

On July 29, 2022, the Company and David Tang (the “Executive”) executed an employment agreement (the “Employment Agreement”) dated July 29, 2022. Pursuant to the Employment Agreement, the Executive’s full time employment with the Company as the Chief Executive Officer began on July 15, 2022, and the Executive’s responsibilities include executing development of electric vehicle supply equipment (“EVSE”) or commonly known as charging stations and coordinating global strategy and marketing. Additionally, under the Employment Agreement, the Executive shall receive an annual base salary of $150,000 and be eligible for annual bonus subject to certain millstones as mutually agreed by the Executive and the board of directors (the “Board”) of the Company. In accordance with the Employment Agreement, the Executive is also eligible for other benefits, such as medical/dental insurance and telecommunication/commuting reimbursements and paid vacation days.

In connection with the Employment Agreement, on July 29, 2022, the Company and the Executive entered into a stock option agreement (the “Stock Option Agreement”), pursuant to which the Company granted the Executive the stock option (the “Stock Option”) as of July 15, 2022 (the “Date of Grant”) to purchase 15,000,000 shares of the Company’s common stock with the first twenty-five percent (25%) of the Stock Option to be vested on July 15, 2023; the second twenty-five percent (25%) of the Stock Option to be vested on July 15, 2024; the third twenty-five percent (25%) of the Stock Option to be vested on July 15, 2025; and the fourth twenty-five percent (25%) of the Stock Option to be vested on July 15, 2026. Unless terminated earlier pursuant to the Stock Option Agreement, the Stock Option shall expire on July 15, 2032 (the “Expiration Date”).

Compensation Conversion to Common Stock

On December 11, 2022, our Board of Directors authorized that all accrued and unpaid amounts of compensation, as of December 31, 2022, may be converted, at the option of our directors, and present and certain former executive officers, into shares of our Common Stock. No further action has taken place.

Compensation Modification

Effective April 1, 2021, our Board of Directors further modified compensation levels for our officers, directors and consultants, as follows:

●	The monthly salary of the President/Chief Executive Officer remains at $4,000.

●	The monthly salary of the Treasurer/Chief Financial Officer/Secretary remains at $2,500.

●	The monthly consultancy fee paid to Kuang Ming Tsai is $2,500.

Effective August 6, 2021, our Board of Directors further modified compensation levels for its officers, directors and consultants, as follows:

●	The monthly salary of the President/Chief Executive Officer is $2,500.

●	The monthly salary of the Treasurer/Chief Financial Officer/Secretary is $2,300.

●	The monthly consultancy fee paid to Kuang Ming Tsai is $1,500.

●	The fee paid to the Chairman of the Board for attending meetings of the Board of Directors is $1,000 per meeting.

●	The fee paid to all other non-employee directors for attending meetings of the Board of Directors is $500 per meeting; employee directors will not be paid a fee for attending Board meetings beyond their officer salary.

Effective July 15, 2022, our Board of Directors further modified compensation levels for its officers, directors and consultants, as follows:

●	The monthly salary of the Chief Executive Officer is $12,500.

●	The monthly salary of the President is $3,000.
●	The monthly salary paid to Kuang Ming Tsai as Chief Operating Officer is $1,800.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 11, 2023, the number of shares of our Common Stock owned of record and beneficially by all directors, executive officers and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
5% Stockholders
Hsu, Yu-Pin 4F, No.4, Alley 5, Lane 251, Chung Hsiao E.R.D., Sec. 3 Taipei Taiwan (R.O.C.)	24,000,000		8.0%
Yi Lung (Oliver) Lin No. 175-1, 4th Floor-1, Nanher Rd. South Dist.,Taichung City Taiwan 402 (R.O.C)	20,752,542	(2)	6.9%
Huei Ling Wang No. 175-1, 4th Floor-1, Nanher Rd. South Dist.,Taichung City Taiwan 402 (R.O.C)	20,752,542	(2)	6.9%

Directors and Executive Officers:
Jui Pin (John) Lin 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	63,470,000	(3)	21.2%
Wen-Piao (Jack) Lai 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	18,110,500	(4)	6.0%
Shao-Cheng (Will) Wang 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	12,655,889		4.2%
Nan-Yao (Jake) Chan 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	9,000,000	(5)	3.0%
Hsin-Ta (Darren) Su 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	8,806,076		2.9%
Kuang Ming (James) Tsai 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	5,566,055	(6)	1.9%
All Directors and Executive Officers as a group (6 persons)	117,608,520		39.2%

(1)	Percentages are calculated on the basis of 299,686,921 shares of Common Stock outstanding as of January 8, 2023.

(2)	Consists of (i) 8,714,688 shares held by Access Finance and Securities (NZ) Limited, which we believe is controlled by Oliver Lin; (ii) 1,729,765 shares held by Access Management and Consulting, which we believe is controlled by Oliver Lin; (iii) 21,528 shares held by Lin Yi Lung Foundation Charitable Trust, which we believe may be controlled by Oliver Lin; (iv) 9,386,531 shares held by Huei Ling Wang, the wife of Oliver Lin; (v) 900,000 shares held by Beckenburg Boon Kee Lim, a son of Oliver Lin, whom we believe may reside with his parents or act in concert with respect to the ownership of his shares; and (vi) 30 shares held by Benedict Lim Boon Cheong, a son of Oliver Lin, whom we believe may reside with his parents or act in concert with respect to the ownership of his shares.

(3)	Consists of (i) 63,420,000 held by Mr. Lin; and (ii) 50,000 shares issuable in the event of the conversion of accrued and unpaid director fees in the amount of $500 through September 30, 2021. Mr. Lin served as President of the Company until August 1, 2021.

(4)	Consists of (i) 18,060,500 held by Mr. Lai; and (ii) 50,000 shares issuable in the event of the conversion of accrued and unpaid director fees in the amount of $500 through September 30, 2021.

(5)	Consists of 9,000,000 shares owned by the wife of Mr. Chan.

(6)	Consists of (i) 5,466,055 held by Mr. Tsai; and (ii) 100,000 shares issuable in the event of the conversion of accrued and unpaid director fees in the amount of $1,000 through September 30, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Parties

Name of related parties	Relationship with the Company
Yi Lung (Oliver) Lin	Principal shareholder
Jui Pin (John) Lin	Principal shareholder, Director, Former President and Chief Executive Officer
Jia Tian (Jeffery) Lin	Former Chief Executive Officer
Wen-Piao (Jack) Lai	Director, Chief Executive Officer
Shao-Cheng (Will) Wang	Chief Financial Officer
Kuang Ming (James) Tsai	Director
Nan-Yao (Jake) Chan	Former Director
Hsin-Ta (Darren) Su	Director, Treasurer
Hui-Chuan (Sandra) Lin	Employee, daughter of Jui Pin (John) Lin

Due to Related Parties

The Company’s due to related parties balances are as follows:

	September 30, 2022	September 30, 2021
Kuang Ming (James) Tsai	$20,755	$1,000
Jui Pin (John) Lin	8,048	1,510
Jia Tian (Jeffery) Lin	2,500	-
Shao-Cheng (Will) Wang	27,600	-
Wen-Piao (Jack) Lai	22,210	500
Hsin-Ta (Darren) Su	17,189	-
Hui-Chuan (Sandra) Lin	4,529	-
Total	$102,831	$3,010

The related party balances are unsecured, interest-free and due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees charged by KCCW Accounting Corp. (“KCCW”) and DYH & Company (“DYH”) for the services rendered to the company and its subsidiaries in fiscal years of 2022 and 2021:

	Amount Billed and Paid
Type of Fee	Fiscal Year 2021	Fiscal Year 2022
Audit (1)	$32,842	$37,767
Audit related (2)	87	-
Total	$32,929	$37,767

(1)	Represents aggregate fees charged by DYH and KCCW for audits of consolidated financial statements for fiscal years ended September 30, 2021, and 2022, and quarterly reviews during fiscal year 2021 and 2022, respectively.

(2)	Represents aggregate audits related direct out-of-pock expenses charged by DYH.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit No.	Description
3.1(1)	Articles of Incorporation of Genufood Energy Enzymes Corp. dated June 21, 2010
3.2(1)	Certificate of Amendment dated December 10, 2010 to Articles of Incorporation of Genufood Energy Enzymes Corp.
3.3(1)	Certificate of Amendment dated August 1, 2014 to Articles of Incorporation of Genufood Energy Enzymes Corp.
3.4(1)	Certificate of Amendment dated February 24, 2015 to Articles of Incorporation of Genufood Energy Enzymes Corp.
3.5(2)	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Genufood Energy Enzymes Corp. with the Secretary of State of the State of Nevada on June 24, 2020.
3.6(3)	Bylaws of Genufood Energy Enzymes Corp.
4.1(4)	Description of Securities
10.1(5)	Stock Purchase Agreement made and entered into as of November 17, 2021, by and among Genufood Energy Enzymes Corp.; Yu-Lin Chen; and Hukui Biotechnology Corporation
10.2(6)	Agreement dated as of December 17, 2021 by and between Genufood Energy Enzymes Corp. and Hukui Biotechnology Corporation
10.3(7)	Employment Agreement between David Tang and Genufood Energy Enzymes Corp. dated July 29, 2022
10.4(7)	Stock Option Agreement between David Tang and Genufood Energy Enzymes Corp. dated July 29, 2022
16.1(8)	Letter from DYH & Company to the Securities and Exchange Commission.
21(4)	List of subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm DYH & Company
23.2*	Consent of Independent Registered Public Accounting Firm KCCW Accountancy Corp.
24.1*	Power of Attorney (included after signatures hereto)
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32.1*	Certification of Periodic Financial Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Periodic Financial Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Incorporated by reference from our registration statement on Form 10, filed with the Securities and Exchange Commission on October 25, 2019.
(2)	Incorporated by reference from our Current Report on Form 8-K dated June 23, 2020.
(3)	Incorporated by reference from our Current Report on Form 8-K dated July 7, 2021.
(4)	Incorporated by reference from our Annual Report on Form 10-K dated January 13, 2022
(5)	Incorporated by reference from our Current Report on Form 8-K dated November 19, 2021.
(6)	Incorporated by reference from our Current Report on Form 8-K dated December 20, 2021.
(7)	Incorporated by reference from our Current Report on Form 8-K dated August 4, 2022
(8)	Incorporated by reference from our Current Report on Form 8-K dated February 28, 2022

(c) Financial Statement Schedules:

Not applicable

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUFOOD ENERGY ENZYMES CORP.

By:	/s/ David Tang
David Tang
Chief Executive Officer

Date: January 13, 2023

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

Signature	Title	Date

/s/ David Tang	Chief Executive Officer	January 13, 2023
David Tang	(principal executive officer)

/s/	Chairman of the Board, President, and Director	January 13, 2023
Jui Pin (John) Lin

/s/ Shao-Cheng (Will) Wang	Chief Financial Officer (principal accounting officer)	January 13, 2023
Shao-Cheng (Will) Wang

/s/ Kuang Ming (James) Tsai	Director, Chief Operating Officer	January 13, 2023
Kuang Ming (James) Tsai
/s/ Wen-Piao (Jack) Lai	Director	January 13, 2023
Wen-Piao (Jack) Lai
/s/ Hsin-Ta (Darren) Su	Director	January 13, 2023
Hsin-Ta (Darren) Su
/s/	Director and Secretary	January 13, 2023
Hui-Chuan (Sandra) Lin

GENUFOOD ENERGY ENZYMES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Genufood Energy Enzymes Corporation and subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Genufood Energy Enzymes Corporation (the “Company”) as of September 30, 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year then ended and the related notes (collectively referred to as “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and the results of its operations and its cash flows for the year ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, as of September 30, 2022, the Company had recurring losses from operations, an accumulated deficit, and a negative cash flows from operating activities. As such there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Recognition of Stock-Based Compensation Cost for Stock Options Issued

As described in Note 5 to the consolidated financial statements, the Company granted stock options to its Chief Executive Officer and estimated total stock compensation cost related to the issuance of stock options. The stock compensation cost was valued at the grant date, and management evaluated the fair value of these stock options at the grant date and recognized based on the vesting schedule.

We identified the recognition of stock options as a critical audit matter due to the significant judgments made by management when developing underlying assumptions.

The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding and evaluated management’s process relating to significant judgments and assumptions developed by management. We evaluated and tested sources of data and assumptions used by management. In addition, we tested the completeness and accuracy of the underlying assumptions used by management.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2022.

Diamond Bar, California

January 13, 2023

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

Our primary audit procedures to address management’s judgment regarding the impairment and this critical audit matter include:

●	Reviewing the investment agreement and understanding the primary purpose of investment based on inquiries with management and the Board Chairman.

●	Considering the Company’s internal control over financial reporting.

●	Discussing with the Investee’s President/Chief Executive Officer.

●	Consulting with the Company’s legal counsel and evaluating the entire circumstance as well as the options that the Company might have in order to avoid becoming an Investment Company.

●	Evaluating the reasonableness of management judgment and the subsequent events.

/s/ DYH & Company

DYH & Company
We have served as the Company’s auditor since 2017.

Brea, California

January 13, 2022

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	September 30,
	2022	2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$136,400	$9,271
Prepayment	14,493	25,773
Total Current Assets	150,893	35,044

Investment	-	350,000

Total Assets	$150,893	$385,044

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$102,185	$100,746
Accrued expenses	-	1,590
Due to related parties	102,831	3,010
Total Current Liabilities	205,016	105,346

Commitment and contingencies (Note 8)	29,226	26,226

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value; 10,000,000,000 shares authorized; 299,686,921 and 299,686,921 shares issued and outstanding as of September 30, 2022 and 2021, respectively	299,687	299,687
Additional paid-in capital	16,975,058	16,911,770
Discount on common stock	(7,241,581)	(7,241,581)
Accumulated other comprehensive loss	(193,558)	(193,583)
Accumulated deficit	(9,922,955)	(9,522,821)
Total Stockholders’ (Deficit) Equity	(83,349)	253,472

Total Liabilities and Stockholders’ (Deficit) Equity	$150,893	$385,044

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended September 30,
	2022		2021

REVENUE		$-		$-

OPERATING EXPENSES
General and administrative expenses		396,311		363,637
Total operating expenses		396,311		363,637

LOSS FROM OPERATIONS		(396,311)		(363,637)

OTHER INCOME (EXPENSE)
Interest income (expense)		6		(1,734)
Impairment expense		-		(1,050,000)
Foreign currency income (loss)		6		(511)
Other non-operating income (expenses), net		(3,835)		52,250
Total other expense		(3,823)		(999,995)

Loss before income taxes		(400,134)		(1,363,632)

Income tax expense		-		800

NET LOSS		$(400,134)		$(1,364,432)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency transaction adjustments		25		(1,548)

COMPREHENSIVE LOSS		$(400,109)		$(1,365,980)

BASIC & DILUTED LOSS PER SHARE	$	*	$	*

WEIGHTED AVERAGE NUMBER OF ORGINARY SHARES-BASIC & DILUTED		299,686,921		215,264,348

*	Less than $0.01 per share

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOILDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	Common Stock		Additional	Discount on		Accumulated Other	Total Stockholder ’s
	Number of Shares	Amount	Paid-in- Capital	common stock	Accumulated Deficit	Comprehensive Income (loss)	Equity (Deficit)
BALANCE AT SEPTEMBER 30, 2020	104,083,120	$104,083	$15,134,979	$(7,241,581)	$(8,158,389)	$(192,035)	$(352,943)

Shares issued for cash	180,000,000	180,000	1,605,959	-	-	-	1,785,959

Issuance of Common Stock for Debt Conversion – Current and Former Director and Officers	9,345,889	9,346	108,988	-	-	-	118,334

Issuance of Common Stock for Debt Conversion – Current and Former Consultants	3,198,076	3,198	34,306	-	-	-	37,504

Issuance of Common Stock for Debt Conversion	3,059,836	3,060	27,538	-	-	-	30,598

Foreign Currency Translation adjustment	-	-	-	-	-	(1,548)	(1,548)

Net Loss	-	-	-	-	(1,364,432)	-	(1,364,432)

BALANCE AT SEPTEMBER 30, 2021	299,686,921	299,687	16,911,770	(7,241,581)	(9,522,821)	(193,583)	253,472

Stock-based compensation	-	-	63,288	-	-	-	63,288

Foreign Currency Translation adjustment	-	-	-	-	-	25	25

Net Loss	-	-	-	-	(400,134)	-	(400,134)

BALANCE AT SEPTEMBER 30, 2022	299,686,921	$299,687	$16,975,058	$(7,241,581)	$(9,922,955)	$(193,558)	$(83,349)

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(400,134)	$(1,364,432)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment to investment	-	1,050,000
Stock-based compensation	63,288	-
Change in operating assets and liabilities
Prepayment	11,280	(25,773)
Accounts payable	1,507	(29,015)
Accrued expenses	(1,590)	14,256
Due to related parties	99,821	24,150
Commitment and contingencies	3,000	26,226
Net cash used in operating activities	(222,828)	(304,588)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Hukui investment	-	(1,400,000)
Proceeds from sale of Hukui investment	350,000	-
Net cash provided by (used in) financing activities	350,000	(1,400,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable – related party	-	30,000
Payment to note payable – related party	-	(120,410)
Proceeds from issuance of common stock	-	1,785,959
Net cash provided by financing activities	-	1,695,549

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(43)	218

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	127,129	(8,821)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,271	18,092

CASH AND CASH EQUIVALENTS - END OF PERIOD	$136,400	$9,271

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
Cash paid for interest	$-	$2,271
Cash paid for income taxes	$-	$800

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock for Debt Conversion – Director and Officers	$-	$118,334
Issuance of Common Stock for Debt Conversion – Consultants	-	37,504
Issuance of Common Stock for Debt Conversion – Promissory Note	-	30,000
Issuance of Common Stock for Debt Conversion – Promissory Note Interest	-	598
	$-	$186,436

GENUFOOD ENERGY ENZYMES CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Genufood Energy Enzymes Corp., USA (the “Company” or “GEEC”) was incorporated under the laws of the State of Nevada on June 21, 2010. On February 13, 2012, GEEC incorporated a wholly-owned subsidiary, Genufood Enzymes (S) Pte Ltd (“GESPL”) in Singapore.

Since its inception, the Company has always been in the development stage and never generated significant revenues. The Company is currently developing business in Electric Vehicle Charge station. The Company has engaged in business agreements and development with various parties.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principle of Consolidation

The consolidated financial statements include the accounts of GEEC and its wholly-owned subsidiary GESPL. All significant inter-company accounts and transactions have been eliminated in consolidation. The wholly-owned subsidiary of the Company did not have business activities during the year ended September 30, 2022 and 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. As of September 30, 2022 and 2021, the Company did not have cash equivalents. The Company’s cash was denominated in United States Dollars (“USD”) or New Taiwan Dollars (“TWD”) and was placed with banks in the United States of America and Taiwan.

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

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable and accrued expenses and due to related parties. The carrying amounts of such financial instruments in the accompanying consolidated balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Foreign Currency Translation and Transactions

The reporting and functional currency of GEEC is the USD. The functional currency of GESPL, a wholly owned subsidiary of GEEC, is the Singapore Dollar (“SGD”).

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.6970 and 0.7368 as of September 30, 2022 and 2021, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7293 and 0.7458 average exchange rates were used to translate revenues and expenses for the years ended September 30, 2022 and 2021, respectively. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficit.

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. There were no potential dilutive debt or equity instruments issued and outstanding at any time during the years ended September 30, 2022 and 2021.

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

There were no current and deferred income tax provision recorded for the years ended September 30, 2022 and 2021 since the Company is in developing stage and did not generate any revenues in the two fiscal periods.

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

NOTE 3 – GOING CONCERN

As of September 30, 2022 and 2021, the Company had an accumulated deficit of $9,922,955 and $9,522,821, respectively. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of Common Stock and investment. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The Company sold the 140,000 Hukui Shares for $350,000 cash on November 19, 2021. The proceeds have been used for operation expenses. Management is currently seeking additional funds for future operation.

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

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

Stock Options

On July 15, 2022, the CEO, David Tang, was granted 15,000,000 options to purchase shares at $0.01 per share. As of September 30, 2022, total options granted was 15,000,000 and none was vested. This option will be subject to a vesting schedule providing for twenty-five percent (25%) vesting after the first twelve (12) months of employment and monthly vesting as to the remaining seventy-five percent (75%) of the shares over the following thirty-six (36) months after the first anniversary of the employment commencement date. These stock options are exercisable over a maximum period of 10 years from the grant date. The weighted average grant date fair value of options granted during the year ended September 30, 2022 was $0.02.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair value of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $63,288 and $0, respectively, which was included in the general and administrative expenses in the consolidated statements of operations for the years ended September 30, 2022 and 2021.

The fair value of the stock options listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2022	September 30, 2021
Risk-free interest rate	2.99%	–
Expected term	6.08 years	–
Expected volatility	379.35%	–
Expected dividend yield	0%	–

The following is a summary of the option activity for the year ended September 30, 2022:

Options	Number of Underlying Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at October 1, 2021	–	$–	–	$–
Granted	15,000,000	$0.01	–	$–
Exercised	–	$–	–	$–
Forfeited or expired	–	$–	–	$–
Outstanding at September 30, 2022	15,000,000	$0.01	9.8	$375,000
Vested and expected to vest as of September 30, 2022	15,000,000	$0.01	9.8	$375,000
Exercisable at September 30, 2022	–	$–	–	$–

As of September 30, 2022, unrecognized total compensation cost associated with these options was $236,712. This expense is expected to be recognized over a weighted-average period of 3.79 years.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Parties

Name of related parties	Relationship with the Company
Yi Lung (Oliver) Lin	Principal shareholder
Jui Pin (John) Lin	Principal shareholder, Director, Former President and Chief Executive Officer
Jia Tian (Jeffery) Lin	Former Chief Executive Officer
Wen-Piao (Jack) Lai	Director, Chief Executive Officer
Shao-Cheng (Will) Wang	Chief Financial Officer
Kuang Ming (James) Tsai	Director
Nan-Yao (Jake) Chan	Former Director
Hsin-Ta (Darren) Su	Director, Treasurer
Hui-Chuan (Sandra) Lin	Employee, daughter of Jui Pin (John) Lin

Due to Related Parties

The Company’s due to related parties balances are as follows:

	September 30, 2022	September 30, 2021
Kuang Ming (James) Tsai	$20,755	$1,000
Jui Pin (John) Lin	8,048	1,510
Jia Tian (Jeffery) Lin	2,500	-
Shao-Cheng (Will) Wang	27,600	-
Wen-Piao (Jack) Lai	22,210	500
Hsin-Ta (Darren) Su	17,189	-
Hui-Chuan (Sandra) Lin	4,529	-
Total	$102,831	$3,010

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

During the fiscal year ended September 30, 2021, the IRS imposed a $25,000 penalty on the Company for failure to file Form 5472, Information Return of a 25% Foreign-Owned U.S. Corporation or a Foreign Corporation Engaged in a U.S. Trade or Business, for the year ended September 30, 2020. The Company has engaged an outside professional advisor to seek for forgiveness of the penalty and interest thereon in the amount of $4,226, for a total of $29,226, which was still pending as of September 30, 2022.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company terminated its previous virtual office agreement in Los Angeles, California and has established a new virtual office in Arcadia, California. The new arrangement is on a month-to-month basis at a cost of $200 per month. As of September 30, 2022, the Company has no material commitments under operating leases.

During the fiscal year ended September 30, 2021, the IRS imposed a $25,000 penalty on the Company for failure to file Form 5472, Information Return of a 25% Foreign-Owned U.S. Corporation or a Foreign Corporation Engaged in a U.S. Trade or Business, for the year ended September 30, 2020 (see Note 7).

NOTE 9 – SUBSEQUENT EVENTS

The Company announced that on October 26, 2022, it entered into three Charging Station Site Host Agreements (the “Agreements”) with two institutions (the “Site Hosts”), respectively, pursuant to which the Site Hosts agree to allow the Company to install its electric vehicle charging stations at the locations set forth in the Agreements (the “Charging Stations”). Under the Agreements, the Company agrees to share its revenue generated by the sales of electricity at the Charging Stations with the Site Hosts.

The foregoing description of the Agreements does not purport to be complete and is subject to, and qualified in its entirety by reference to the Agreements.

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date when the consolidated financial statements were issued and determined that no subsequent events occurred that would require adjustment to or disclosure in the consolidated financial statements.