Form 10-Q
period 2022-12-31
Genufood Energy Enzymes Corp.
filed 2023-02-14
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 299,686,921 shares as of February 13, 2023

GENUFOOD ENERGY ENZYMES CORP.

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2022

i

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2022	2022
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$46,526	$136,400
Prepayment	6,657	14,493
Total Current Assets	53,183	150,893

Equipment	15,005	-

Total Assets	$68,188	$150,893

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$118,471	$102,185
Due to related parties	134,213	102,831
Total Current Liabilities	252,684	205,016

Commitment and contingencies (Note 9)	29,976	29,226

STOCKHOLDERS’ DEFICIT
Common stock; $0.001 par value; 10,000,000,000 shares authorized; 299,686,921 and 299,686,921 shares issued and outstanding as of December 31, 2022 and September 30, 2022 respectively	299,687	299,687
Additional paid-in capital	17,050,058	16,975,058
Discount on common stock	(7,241,581)	(7,241,581)
Accumulated other comprehensive loss	(193,643)	(193,558)
Accumulated deficit	(10,128,993)	(9,922,955)
Total Stockholders’ Deficit	(214,472)	(83,349)

Total Liabilities and Stockholders’ Deficit	$68,188	$150,893

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended December 31,
	2022		2021
REVENUE		$-		$-

OPERATING EXPENSES
General and administrative expenses		205,245		103,340
Total operating expenses		205,245		103,340

LOSS FROM OPERATIONS		(205,245)		(103,340)

OTHER INCOME (EXPENSE)
Interest income (expense)		-		1
Foreign currency (loss) income		(43)		2
Other non-operating income (expenses), net		(750)		(750)
Total other expense		(793)		(747)

Loss before income taxes		(206,038)		(104,087)

Income tax expense		-		-

NET LOSS		$(206,038)		$(104,087)

OTHER COMPREHENSIVE LOSS
Foreign currency transaction adjustment		(85)		(8)

COMPREHENSIVE LOSS		$(206,123)		$(104,095)

BASIC AND DILUTED LOSS PER SHARE	$	*	$	*

WEIGHTED AVERAGE NUMBER OF COMMON STOCKS-BASIC AND DILUTED		299,686,921		299,686,921

*	Less than $0.01 per share

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOILDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

	Common Stock		Additional	Discount on		Accumulated Other	Total
	Number of		Paid-in-	common	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	stock	Deficit	Income (loss)	Deficit
BALANCE AT SEPTEMBER 30, 2022	299,686,921	$299,687	$16,975,058	$(7,241,581)	$(9,922,955)	$(193,558)	$(83,349)
Stock-based compensation	-	-	75,000	-	-	-	75,000
Foreign currency translation	-	-	-	-	-	(85)	(85)
Net loss	-	-	-	-	(206,038)	-	(206,038)
BALANCE AT DECEMBER 31, 2022	299,686,921	$299,687	$17,050,058	$(7,241,581)	$(10,128,993)	$(193,643)	$(214,472)

	Common Stock		Additional	Discount on		Accumulated Other	Total
	Number of		Paid-in-	stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	common	Deficit	Income (loss)	Equity
BALANCE AT SEPTEMBER 30, 2021	299,686,921	$299,687	$16,911,770	$(7,241,581)	$(9,522,821)	$(193,583)	$253,472
Foreign currency translation	-	-	-	-	-	(8)	(8)
Net loss	-	-	-	-	(104,087)	-	(104,087)
BALANCE AT DECEMBER 31, 2021	299,686,921	$299,687	$16,911,770	$(7,241,581)	$(9,626,908)	$(193,591)	$149,377

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(206,038)	$(104,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	75,000	-
Change in operating assets and liabilities:
Prepayment	7,836	7,406
Accounts payable	17,401	(3,337)
Accrued expenses	-	(851)
Due to related parties	30,182	28,581
Commitment and contingencies	750	750
Net cash used in operating activities	(74,869)	(71,538)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Hukui investment	-	350,000
Purchase of equipment	(15,005)	-
Net cash (used in) provided by financing activities	(15,005)	350,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(89,874)	278,462

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	136,400	9,271

CASH AND CASH EQUIVALENTS - END OF PERIOD	$46,526	$287,733

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

GENUFOOD ENERGY ENZYMES CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Genufood Energy Enzymes Corp., USA (the “Company” or “GEEC”) was incorporated under the laws of the State of Nevada on June 21, 2010. On February 13, 2012, GEEC incorporated a wholly-owned subsidiary, Genufood Enzymes (S) Pte Ltd (“GESPL”) in Singapore, which ceased its operations on January 9, 2023.

Since its inception, the Company has always been in the development stage and never generated significant revenues. The Company is currently developing business in Electric Vehicle Charge station. The Company has engaged in business agreements and development with various parties. During the three months ended December 31, 2022, the Company has initiated its electric vehicle charging station business.

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

On August 1, 2022, the board of directors (the “Board”) of the Company unanimously approved to expand our business in the area of electric vehicle supply equipment (“EVSE”) and will direct the management team to implement its new business plan in such industry. On August 16, 2022, the Company formally announced its intention to reposition as EVSE solutions provider, seeking to grow business in EVSE industry, including building, owning, and operating the next generation of electric vehicle charging stations in the U.S. The Company intends to bring convenient, reliable, and accessible charging experience to electric vehicle drivers, utilizing frictionless technology and carbon-neutral vehicle-charging infrastructure.

On October 26, 2022, the Company entered into three Charging Station Site Host Agreements (the “Agreements”) with two institutions (the “Site Hosts”), respectively, pursuant to which the Site Hosts agree to allow the Company to install its electric vehicle charging stations at the locations set forth in the Agreements (the “Charging Stations”). Under the Agreements, the Company has agreed to share the revenue generated by the sales of electricity at the Charging Stations with the Site Hosts in accordance with the schedules set forth therein.

As of December 31, 2022, the Company has purchased certain electric vehicle charging equipment. Furthermore, the Company is in the process of obtaining permits to construct the Charging Stations at the three confirmed sites. As of December 31, 2022, the Company contracted an architectural firm on providing designing and engineering services for two sites, and working on technical issues for the third site.

As of February 13, 2023, the Company has received the finalized site plans and electrical diagrams from the architectural firm and electrical engineers for 2 sites. The Company has also received permission from the site owners to proceed with the charging station construction permit applications with the local municipalities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending September 30, 2023. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022.

Principle of Consolidation

The condensed consolidated financial statements include the accounts of GEEC and its wholly-owned subsidiary GESPL. All significant inter-company accounts and transactions have been eliminated in consolidation. The wholly-owned subsidiary of the Company did not have business activities during the three months ended December 31, 2022 and 2021.

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

GENUFOOD ENERGY ENZYMES CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. As of December 31, 2022 and September 30, 2022, the Company did not have cash equivalents. The Company’s cash was denominated in United States Dollars (“USD”) or New Taiwan Dollars (“TWD”) and was placed with banks in the United States of America and Taiwan.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7464 and 0.6970 as of December 31, 2022 and September 30, 2022, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7214 and 0.7370 average exchange rates were used to translate revenues and expenses for the three months ended December 31, 2022 and 2021, respectively. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficit.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange difference, presented as foreign currency transaction loss, is included in the accompanying condensed consolidated statements of operations.

GENUFOOD ENERGY ENZYMES CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Business Segments

The Company operates in only one segment.

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. There were no potential dilutive debt or equity instruments issued and outstanding at any time during the three months ended December 31, 2022 and 2021.

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

GENUFOOD ENERGY ENZYMES CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

There were no current and deferred income tax provision recorded for the three months ended December 31, 2022 and 2021 since the Company is in developing stage and did not generate any revenues in the two fiscal periods.

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

NOTE 3 – GOING CONCERN

As of December 31, 2022 and September 30, 2022, the Company had an accumulated deficit of $10,128,993 and $9,922,955, respectively. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of Common Stock and investment. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The Company sold the 140,000 Hukui Shares for $350,000 cash on November 19, 2021. The proceeds have been used for operation expenses. Management is currently seeking additional funds for the Company’s future operation.

GENUFOOD ENERGY ENZYMES CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – EQUIPMENT

As of December 31, 2022 and September 30, 2022, the Company had equipment of $15,005 and $0, respectively, consisting of equipment to be installed at its electric vehicle charging stations.

NOTE 5 – INVESTMENT

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

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized under its articles of incorporation, as amended, to issue 10,000,000,000 shares of Common Stock, par value $0.001 per share.

Stock Options

On July 15, 2022, the CEO, David Tang, was granted 15,000,000 options to purchase shares at $0.01 per share. As of December 31, 2022, total options granted was 15,000,000 and none was vested. This option will be subject to a vesting schedule providing for twenty-five percent (25%) vesting after the first twelve (12) months of employment and monthly vesting as to the remaining seventy-five percent (75%) of the shares over the following thirty-six (36) months after the first anniversary of the employment commencement date. These stock options are exercisable over a maximum period of 10 years from the grant date. The weighted average grant date fair value of options granted during the year ended September 30, 2022 was $0.02.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair value of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $75,000 and $0, respectively, which was included in the general and administrative expenses in the condensed consolidated statements of operations for the three months ended December 31, 2022 and 2021.

GENUFOOD ENERGY ENZYMES CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the stock options listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2022	September 30, 2021
Risk-free interest rate	2.99%	–
Expected term	6.08 years	–
Expected volatility	379.35%	–
Expected dividend yield	0%	–

The following is a summary of the option activity for the three months ended December 31, 2022:

Options	Number of Underlying Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at October 1, 2022	15,000,000	$0.01	–	$–
Granted	–	$–	–	$–
Exercised	–	$–	–	$–
Forfeited or expired	–	$–	–	$–
Outstanding at December 31, 2022	15,000,000	$0.01	9.5	$330,000
Vested and expected to vest as of December 31, 2022	15,000,000	$0.01	9.5	$330,000
Exercisable at December 31, 2022	–	$–	–	$–

As of December 31, 2022, unrecognized total compensation cost associated with these options was $161,712. This expense is expected to be recognized over a weighted-average period of 3.54 years.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related Parties

Name of related parties	Relationship with the Company
Yi Lung (Oliver) Lin	Principal shareholder
Jui Pin (John) Lin	Principal shareholder, Director, Former President and Chief Executive Officer
Jia Tian (Jeffery) Lin	Former Chief Executive Officer
Wen-Piao (Jack) Lai	Director, Former President and Chief Executive Officer
Shao-Cheng (Will) Wang	Chief Financial Officer
Kuang Ming (James) Tsai	Director
Nan-Yao (Jake) Chan	Former Director
Hsin-Ta (Darren) Su	Director, Treasurer
Hui-Chuan (Sandra) Lin	Director and Secretary, daughter of Jui Pin (John) Lin

GENUFOOD ENERGY ENZYMES CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Due to Related Parties

The Company’s due to related parties balances are as follows:

	December 31, 2022	September 30, 2022
Kuang Ming (James) Tsai	$26,155	$20,755
Jui Pin (John) Lin	17,048	8,048
Jia Tian (Jeffery) Lin	2,500	2,500
Shao-Cheng (Will) Wang	34,500	27,600
Wen-Piao (Jack) Lai	24,010	22,210
Hsin-Ta (Darren) Su	18,271	17,189
Hui-Chuan (Sandra) Lin	9,929	4,529
Nao-Yao (Jake) Chan	1,800	-
Total	$134,213	$102,831

The related party balances are unsecured, interest-free and due on demand.

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

During the fiscal year ended September 30, 2021, the IRS imposed a $25,000 penalty on the Company for failure to file Form 5472, Information Return of a 25% Foreign-Owned U.S. Corporation or a Foreign Corporation Engaged in a U.S. Trade or Business, for the year ended September 30, 2020. The Company has engaged an outside professional advisor to seek for forgiveness of the penalty and interest thereon in the amount of $4,976, for a total of $29,976, which was still pending as of December 31, 2022.

GENUFOOD ENERGY ENZYMES CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company terminated its previous virtual office agreement in Los Angeles, California and has established a new virtual office in Arcadia, California. The new arrangement is on a month-to-month basis at a cost of $200 per month. As of December 31, 2022, the Company had no material commitments under operating leases.

During the fiscal year ended September 30, 2021, the IRS imposed a $25,000 penalty on the Company for failure to file Form 5472, Information Return of a 25% Foreign-Owned U.S. Corporation or a Foreign Corporation Engaged in a U.S. Trade or Business, for the year ended September 30, 2020 (see Note 8).

NOTE 10 – SUBSEQUENT EVENTS

The Company has closed GESPL, its Singapore subsidiary, as of January 9, 2023. GESPL does not have any operation.

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

Overview

On August 1, 2022, the board of directors (the “Board”) of the Company unanimously approved to expand our business in the area of electric vehicle supply equipment (“EVSE”) and will direct the management team to implement its new business plan in such industry. On August 16, 2022, the Company formally announced its intention to reposition as EVSE solutions provider, seeking to grow business in EVSE industry, including building, owning, and operating the next generation of electric vehicle charging stations in the U.S. The Company intends to bring convenient, reliable, and accessible charging experience to electric vehicle drivers, utilizing frictionless technology and carbon-neutral vehicle-charging infrastructure.

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

As of December 31, 2022, the Company has purchased certain electric vehicle charging equipment. Furthermore, the Company is in the process of obtaining permits to construct the Charging Stations at the three confirmed sites. As of December 31, 2022, the Company contracted an architectural firm on providing designing and engineering services for two sites, and working on technical issues for the third site.

As of February 13, 2023, the Company has received the finalized site plans and electrical diagrams from the architectural firm and electrical engineers for 2 sites. The Company has also received permission from the site owners to proceed with the charging station construction permit applications with the local municipalities. The Company expects to install up to a total of 10 charging units for the first 2 sites, and have them operational in April of 2023.

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

Results of Operations

Three Months Ended December 31, 2022 compared to the Three Months Ended December 31, 2021

Revenues

We did not generate any revenues during the three months ended December 31, 2022 and 2021.

Operating Expenses

We incurred total operating expenses of $205,245 and $103,340 for the three months ended December 31, 2022 and 2021, respectively. Our operating expenses consist of legal fees, other professional fees, payroll expenses, stock-based compensation, rent, bank charges, and transfer agent fees. The increase in operating expenses for the three months ended December 31, 2022 compared to the same period in 2021 was primarily due to the increase in payroll expenses, and stock-based compensation.

Other expense

During the three months ended December 31, 2022, we incurred $793 other expenses mainly due to interest incurred for unpaid penalty from IRS. During the three months ended December 31, 2021, we incurred $747 other expenses mainly due to interest incurred for unpaid penalty from IRS.

Net Loss

As a result of the above, our net loss increased from $104,087 in the three months ended December 31, 2021 to $206,038 in the same period ended in 2022.

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

Liquidity and Capital Resources

Working Capital

	December 31,	September 30,
	2022	2022
Current Assets	$53,183	$150,893
Current Liabilities	252,684	205,016
Working Capital Deficit	$(199,501)	$(54,123)

As of December 31, 2022, we had current assets of $53,183 and a working deficit of $199,501. In comparison, as of September 30, 2022, we had current assets of $150,893 and a working capital deficit of $54,123.

As of December 31, 2022, we had total assets of $68,188, compared with total assets of $150,893 at September 30, 2022. The decrease in total assets was primarily due to cash spent in operating expenses.

We had $252,684 in total current liabilities as of December 31, 2022, consisting of $118,471 in accounts payable and $134,213 due to related parties. This is compared to total current liabilities of $205,016 as of September 30, 2022, consisting of $102,185 in accounts payable and $102,831 due to related parties. The increase in due to related parties was primarily due to unpaid compensation to officers and directors.

We had total stockholders’ deficit of $214,472 and an accumulated deficit of $10,128,993 as of December 31, 2022. In comparison, we had a total stockholders’ deficit of $83,349 and an accumulated deficit of $9,922,955 as of September 30, 2022.

Cash Flows

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Cash flows used in operating activities	$(74,869)	$(71,538)
Cash flows used in investing activities	(15,005)	350,000
Cash flows provided by financing activities	-	-
Effect of exchange rate changes on cash	-	-
Net increase (decrease) in cash during period	$(89,874)	$278,462

During the three months ended December 31, 2022, we used $74,869 of cash in operating activities which was attributable primarily to our net loss of $206,038 offset by stock-based compensation and change in operating assets and liabilities of $131,169. In comparison, during the three months ended December 31, 2021, we used $71,538 of cash in operating activities which was attributable primarily to our net loss of $104,087 offset by change in operating assets and liabilities of $32,549.

During the three months ended December 31, 2022, we used $15,005 of cash in investing activities for the purchase of equipment. We received $350,000 in payment for the sale of the 140,000 Hukui Shares during the three months ended December 31, 2021.

During the three months ended December 31, 2022 and 2021, we did not have any financing activity.

There is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our expenses as they become due. We do not anticipate any significant additional revenue until we continue to implement our electric vehicle charging station business operations and begin to profit from our business operations. There is no assurance that we will ever reach that stage. The condensed consolidated financial statements presented herein do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we had not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. As of December 31, 2022, we had not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, as of December 31, 2022, we had not had any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. As of December 31, 2022, we had not had any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. For the three months ended December 31, 2022 and 2021, no significant estimates and assumptions have been made in the condensed consolidated financial statements. The following are some of the critical accounting policies in relation to the preparation of the condensed consolidated financial statements. For a full summary of our critical accounting policies, please refer to Note 2 to the Condensed Consolidated Financial Statements.

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

Recent accounting pronouncements

We do not expect that the adoption of recently issued accounting pronouncements will have a material impact on our financial position, results of operations, or cash flows. For a full summary of recent accounting pronouncements, please refer to Note 2 to the Condensed Consolidated Financial Statements.

Currency exchange rates

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7464 and 0.6970 as of December 31, and September 30, 2022, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7214 and 0.7370 average exchange rates were used to translate revenues and expenses for the three months ended December 31, 2022 and 2021, respectively. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficit.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 and identified the following material weaknesses:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses in internal control over financial reporting identified above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022  based on the criteria set forth in “Internal Control-Integrated Framework” issued by COSO.

Due to the nature of the material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected. The material weaknesses identified above either individually or in aggregation did not result in any identified misstatements or errors in the Company’s condensed consolidated financial statements at and for the three-month periods ended December 31, 2022.

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

GENUFOOD ENERGY ENZYMES CORP.

Date: February 14, 2023	By:	/s/ David Tang
David Tang
Chief Executive Officer

	By:	/s/ Shao-Cheng Wang
Shao-Cheng Wang
Chief Financial Officer