Form 10-Q
period 2023-06-30
Genufood Energy Enzymes Corp.
filed 2023-08-14
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 808,900,041 shares as of June 30, 2023.

GENUFOOD ENERGY ENZYMES CORP.

FORM 10-Q FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 2023

i

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2023	2022
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$235,504	$136,400
Prepayment	11,850	14,493
Total Current Assets	247,354	150,893
Equipment	26,773	-
Total Assets	$274,127	$150,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$100,693	$102,185
Accrued expenses	40	-
Due to related parties	2,385	102,831
Total Current Liabilities	103,118	205,016

Commitment and contingencies (Note 9)	31,476	29,226

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock; $0.001 par value; 10,000,000,000 shares authorized; 808,900,041 and 299,686,921 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	808,900	299,687
Additional paid-in capital	16,970,842	16,927,592
Discount on common stock	(7,241,581)	(7,241,581)
Accumulated deficit	(10,398,628)	(9,875,489)
Accumulated other comprehensive loss	-	(193,558)
Total Stockholders’ Equity (Deficit)	139,533	(83,349)

Total Liabilities and Stockholders’ Equity	$274,127	$150,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	83,649	65,091	328,483	230,516
Total operating expenses	83,649	65,091	328,483	230,516

LOSS FROM OPERATIONS	(83,649)	(65,091)	(328,483)	(230,516)

OTHER INCOME (EXPENSE)
Interest income (expense)	2	2	2	5
Loss on disposal of subsidiary	-	-	(192,365)	-
Foreign currency income (loss)	-	-	(43)	6
Other non-operating income (expenses), net	(750)	(747)	(2,250)	(2,642)
Total other (expense) income	(748)	(745)	(194,656)	(2,631)

Loss before income taxes	(84,397)	(65,836)	(523,139)	(233,147)

Provision for income taxes	-	-	-	-

NET LOSS	(84,397)	(65,836)	(523,139)	(233,147)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency transaction adjustments	-	(10)	193,558	(12)

COMPREHENSIVE LOSS	$(84,397)	$(65,846)	$(329,581)	$(233,159)

BASIC & DILUTED LOSS PER SHARE	*	*	*	*

WEIGHTED AVERAGE NUMBER OF ORGINARY SHARES-BASIC & DILUTED	808,900,041	299,686,921	526,044,946	299,686,921

*	Less than $0.01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOILDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional	Discount on		Accumulated Other	Total
	Number of		Paid-in-	common	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Capital	stock	Deficit	Income (loss)	Equity
Balance at September 30, 2022 (restated)	299,686,921	$299,687	$16,927,592	$(7,241,581)	$(9,875,489)	$(193,558)	$(83,349)
Foreign currency translation						(85)	(85)
Stock based compensation (restated)			18,750				18,750
Net loss (restated)					(149,788)		(149,788)
Balance at December 31, 2022 (restated)	299,686,921	299,687	16,946,342	(7,241,581)	(10,025,277)	(193,643)	(214,472)
Common stock issued	375,000,000	375,000	(13,000)				362,000
Issuance of common stock for debt conversion	134,213,120	134,213					134,213
Stock-based compensation			18,750				18,750
Disposal of subsidiary						193,643	193,643
Net loss					(288,954)		(288,954)
Balance at March 31, 2023	808,900,041	808,900	16,952,092	(7,241,581)	(10,314,231)	-	205,180
Stock-based compensation			18,750				18,750
Net Loss					(84,397)		(84,397)
Balance at June 30, 2023	808,900,041	$808,900	$16,970,842	$(7,241,581)	$(10,398,628)	$-	$139,533

	Common Stock		Additional	Discount on		Accumulated Other	Total
	Number of		Paid-in-	common	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Capital	stock	Deficit	Income (loss)	Equity
Balance at September 30, 2021	299,686,921	$299,687	$16,911,770	$(7,241,581)	$(9,522,821)	$(193,583)	$253,472
Foreign currency translation						(8)	(8)
Net loss					(104,087)		(104,087)
Balance at December 31, 2021	299,686,921	299,687	16,911,770	(7,241,581)	(9,626,908)	(193,591)	149,377
Foreign currency translation						6	6
Net loss					(63,224)		(63,224)
Balance at March 31, 2022	299,686,921	299,687	16,911,770	(7,241,581)	(9,690,132)	(193,585)	86,159
Foreign currency translation						(10)	(10)
Net loss					(65,836)		(65,836)
Balance at June 30, 2022	299,686,921	$299,687	$16,911,770	$(7,241,581)	$(9,755,968)	$(193,595)	$20,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(523,139)	$(233,147)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	56,250	-
Loss on disposal of subsidiary	192,365	-
Change in operating assets and liabilities
Prepayment	2,643	4,106
Accounts payable	(299)	(3,692)
Accrued expenses	40	(1,590)
Due to related parties	33,767	83,988
Commitment and contingencies	2,250	2,250
Net cash used in operating activities	(236,123)	(148,085)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(26,773)	-
Proceeds from sale of Hukui investment	-	350,000
Net cash (used in) provided by financing activities	(26,773)	350,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	362,000	-
Net cash provided by financing activities	362,000	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	(41)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99,104	201,874

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	136,400	9,271

CASH AND CASH EQUIVALENTS - END OF PERIOD	$235,504	$211,145

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for debt conversion	$134,213	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENUFOOD ENERGY ENZYMES CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Genufood Energy Enzymes Corp., USA (the “Company” or “GEEC”) was incorporated under the laws of the State of Nevada on June 21, 2010. On February 13, 2012, GEEC incorporated a wholly-owned subsidiary, Genufood Enzymes (S) Pte Ltd (“GESPL”) in Singapore, which was dissolved on January 9, 2023.

Since its inception, the Company has always been in the development stage and never generated significant revenues. The Company is currently developing business in Electric Vehicle Charge station. The Company has engaged in business agreements and development with various parties. During the nine months ended June 30, 2023, the Company has initiated its electric vehicle charging station business.

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

As of June 30, 2023, the Company has purchased certain electric vehicle charging equipment. Furthermore, the Company has obtained permits to construct and in the process of constructing one charging station and in the process of obtaining the permits of additional construction sites. As of June 30, 2023, the Company contracted an architectural firm on providing designing and engineering services for two sites. The Company has received the finalized site plans and electrical diagrams from the architectural firm and electrical engineers for 2 sites. The Company has also received permission from the site owners to proceed with the charging station construction permit applications with the local municipalities.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. As of June 30, 2023 and September 30, 2022, the Company did not have cash equivalents. The Company’s cash was denominated in United States Dollars (“USD”) or New Taiwan Dollars (“TWD”) and was placed with banks in the United States of America and Taiwan.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.6970 as of September 30, 2022. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7341 average exchange rates were used to translate revenues and expenses for the nine months ended June 30, 2022. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficit.

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. There were no potential dilutive debt or equity instruments issued and outstanding at any time during the nine months ended June 30, 2023 and 2022.

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

There were no current and deferred income tax provision recorded for the nine months ended June 30, 2023 and 2022 since the Company has recurring losses.

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

NOTE 3 – GOING CONCERN

As of June 30, 2023 and September 30, 2022, the Company had an accumulated deficit of $10,398,628 and $9,875,489, respectively. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of its common stock and investment. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The Company sold the 140,000 Hukui Shares for $350,000 in cash on November 19, 2021. The proceeds have been used for operation expenses. Management is currently seeking additional funds for future operation.

NOTE 4 – EQUIPMENT

As of June 30, 2023, and September 30, 2022 the Company had equipment of $26,773 and $0, respectively, consisting of equipment to be installed at its electric vehicle charging stations.

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

Stock Options

On July 15, 2022, the CEO, David Tang, was granted 15,000,000 options to purchase shares at $0.01 per share. As of June 30, 2023, total options granted was 15,000,000 and none was vested. This option will be subject to a vesting schedule providing for twenty-five percent (25%) vesting after the first twelve (12) months of employment and monthly vesting as to the remaining seventy-five percent (75%) of the shares over the following thirty-six (36) months after the first anniversary of the employment commencement date. These stock options are exercisable over a maximum period of 10 years from the grant date. The weighted average grant date fair value of options granted during the year ended September 30, 2022 was $0.02.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair value of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $56,250 and $0, respectively, which was included in the general and administrative expenses in the condensed consolidated statements of operations for the nine months ended June 30, 2023 and 2022.

The fair value of the stock options listed above was determined using the Black-Scholes option pricing model with the following assumptions:

June 30, 2023
Risk-free interest rate	2.99%
Expected term	6.08 years
Expected volatility	379.35%
Expected dividend yield	0%

The following is a summary of the option activity for the nine months ended June 30, 2023:

Options	Number of Underlying Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at October 1, 2022	15,000,000	$0.01	–	$–
Granted	–	$–	–	$–
Exercised	–	$–	–	$–
Forfeited or expired	–	$–	–	$–
Outstanding at June 30, 2023	15,000,000	$0.01	9.0	$157,500
Vested and expected to vest as of June 30, 2023	15,000,000	$0.01	9.0	$157,500
Exercisable at June 30, 2023	–	$–	–	$–

As of June 30, 2023, unrecognized total compensation cost associated with these options was $227,928. This expense is expected to be recognized over a weighted-average period of 3.04 years.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related Parties

Name of related parties	Relationship with the Company
Yi Lung (Oliver) Lin	Principal shareholder
Jui Pin (John) Lin	Principal shareholder, Director, Former President and Chief Executive Officer
Jia Tian (Jeffery) Lin	Former Chief Executive Officer
Wen-Piao (Jack) Lai	Director, Former President and Chief Executive Officer
Shao-Cheng (Will) Wang	Former Chief Financial Officer
Kuang Ming (James) Tsai	Director and Chief Financial Officer
Nan-Yao (Jake) Chan	Former Director
Hsin-Ta (Darren) Su	Director, Treasurer
Hui-Chuan (Sandra) Lin	Director and Secretary, daughter of Jui Pin (John) Lin
David Tang	Chief Executive Officer

Due to Related Parties

The Company’s due to related parties balances are as follows:

	June 30, 2023	September 30, 2022
Kuang Ming (James) Tsai	$-	$20,755
Jui Pin (John) Lin	-	8,048
Jia Tian (Jeffery) Lin	-	2,500
Shao-Cheng (Will) Wang	-	27,600
Wen-Piao (Jack) Lai	-	22,210
Hsin-Ta (Darren) Su	2,024	17,189
Hui-Chuan (Sandra) Lin	-	4,529
David Tang	361	-
Total	$2,385	$102,831

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

During the fiscal year ended September 30, 2021, the IRS imposed a $25,000 penalty on the Company for failure to file Form 5472, Information Return of a 25% Foreign-Owned U.S. Corporation or a Foreign Corporation Engaged in a U.S. Trade or Business, for the year ended September 30, 2020. The Company has engaged an outside professional advisor to seek for forgiveness of the penalty and interest thereon in the amount of $6,476, for a total of $31,476, which was still pending as of June 30, 2023.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company terminated its previous virtual office agreement in Los Angeles, California and has established a new virtual office in Arcadia, California. The new arrangement is on a month-to-month basis at a cost of $200 per month. As of June 30, 2023, the Company has no material commitments under operating leases.

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

As of February 13, 2023, the Company has received the finalized site plans and electrical diagrams from the architectural firm and electrical engineers for 2 sites. The Company has also received permission from the site owners to proceed with the charging station construction permit applications with the local municipalities. The Company expects to install up to a total of 10 charging units for the first 2 sites, and have them operational in October of 2023.

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

Results of Operations

Three-Month Period Ended June 30, 2023 compared to the Three-Month Period Ended June 30, 2022

Revenues

We did not generate any revenues during the three-month period ended June 30, 2023 and 2022.

Operating Expenses

We incurred total operating expenses of $83,649 and $65,091 for the three-month periods ended June 30, 2023 and 2022, respectively. Our operating expenses consist of legal fees, other professional fees, payroll expenses, stock-based compensation, rent, bank charges, and transfer agent fees. The increase in operating expenses for the three-month period ended June 30, 2023 compared to the same period ended in 2022 was primarily due to increase in payroll expenses and stock-based compensation.

Other expense

During the three-month period ended June 30, 2023, we incurred $748 other expenses due to interest incurred for unpaid penalty from IRS. During the three-month period ended June 30, 2022, we incurred $745 other expense was mainly due to interest incurred for unpaid penalty from IRS.

Net Loss

As a result of the above, our net loss increased from $65,836 in the three-month period ended June 30, 2022 to $84,397 in the same period ended in 2023.

Nine-Month Period Ended June 30, 2023 compared to the Nine-Month Period Ended June 30, 2022

Revenues

We did not generate any revenues during the nine-month periods ended June 30, 2023 and 2022.

Operating Expenses

We incurred total operating expenses of $328,483 and $230,516 for the nine-month periods ended June 30, 2023 and 2022, respectively. Our operating expenses consist of legal fees, other professional fees, payroll expenses, stock-based compensation, rent, bank charges, and transfer agent fees. The increase in operating expenses for the nine-month period ended June 30, 2023 compared to the same period ended in 2022 was primarily due to increase in payroll expenses and stock-based compensation.

Other expense

During the nine-month period ended June 30, 2023, we incurred $194,656 other expenses mainly due to interest incurred for unpaid penalty from IRS and the loss on disposal of our Singapore subsidiary of $192,365. During the nine-month period ended June 30, 2022, we incurred $2,631 other expenses mainly due to interest incurred for unpaid penalty from IRS.

Net Loss

As a result of the above, our net loss increased from $233,147 in the nine-month period ended June 30, 2022 to $523,139 in the same period ended in 2023.

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

Liquidity and Capital Resources

Working Capital

	June 30,	September 30,
	2023	2022
Current Assets	$247,354	$150,893
Current Liabilities	103,118	205,016
Working Capital (Deficit)	$144,236	$(54,123)

As of June 30, 2023, we had current assets of $247,354 and a working surplus of $144,236. In comparison, as of September 30, 2022, we had current assets of $150,893 and a working capital deficit of $54,123.

As of June 30, 2023, we had total assets of $274,127, compared with total assets of $150,893 at September 30, 2022. The increase in total assets was primarily due to cash received from fundraising.

We had $103,118 in total current liabilities as of June 30, 2023, consisting of $100,693 in accounts payable, $40 in accrued expenses and $2,385 due to related parties. This is compared to total current liabilities of $205,016 in total current liabilities as of September 30, 2022, consisting of $102,185 in accounts payable and $102,831 due to related parties. The decrease in due to related parties was primarily due to unpaid compensation to officers and directors repaid by shares.

We had total stockholders’ equity of $139,533 and an accumulated deficit of $10,398,628 as of June 30, 2023. In comparison, we had a total stockholders’ deficit of $83,349 and an accumulated deficit of $9,875,489 as of September 30, 2022.

Cash Flows

	Nine months ended June 30, 2023	Nine months ended June 30, 2022
Cash flows used in operating activities	$(236,123)	$(148,085)
Cash flows provided by (used in) investing activities	(26,773)	350,000
Cash flows provided by financing activities	362,000	-
Effect of exchange rate changes on cash	-	(41)
Net increase in cash during period	$99,104	$201,874

During the nine months ended June 30, 2023, we used $236,123 of cash in operating activities which was attributable primarily to our net loss of $523,139 offset by loss on disposal of subsidiary, stock-based compensation, and change in operating assets and liabilities of $287,016. In comparison, during the nine months ended June 30, 2022, we used $148,085 of cash in operating activities which was attributable primarily to our net loss of $233,147 offset by change in operating assets and liabilities of $85,062.

During the nine months ended June 30, 2023, we used $26,773 of cash investing activity in purchase of equipment. We received $350,000 in payment for the sale of the 140,000 Hukui Shares during the nine months ended June 30, 2022.

During the nine months ended June 30, 2023 we received $362,000, net of directly associated legal expenses from private offering of our Common Stock. During the nine months ended June 30, 2022, we did not have any financing activity.

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

The Company sold the 140,000 Hukui Shares for $350,000 cash on November 19, 2021 and received $362,000 from private placement during the nine months ended June 30, 2023. The proceeds have been used for operation expenses.

Contractual Obligations

We do not have material contractual obligations and commitments. We only have one lease that is renewed on a month-to-month basis.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. As of June 30, 2023, we had not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, as of June 30, 2023, we had not had any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. As of June 30, 2023, we had not had any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. For the nine months ended June 30, 2023 and 2022, no significant estimates and assumptions have been made in the condensed consolidated financial statements. The following are some of the critical accounting policies in relation to the preparation of the condensed consolidated financial statements. For a full summary of our critical accounting policies, please refer to Note 2 to the Condensed Consolidated Financial Statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023 and identified the following material weaknesses:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses in internal control over financial reporting identified above, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2023  based on the criteria set forth in “Internal Control-Integrated Framework” issued by COSO.

Due to the nature of the material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected. The material weaknesses identified above either individually or in aggregation did not result in any identified misstatements or errors in the Company’s condensed consolidated financial statements at and for the three-month periods ended June 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 24, 2023 (the “Closing Date”), the Company entered into Subscription Agreements with each of certain subscribers (each, a “Purchaser” and collectively, the “Purchasers”) who have subscribed to purchase a certain amount of shares of common stock of the Company, par value 0.001 (the “Common Stock”), as set forth in that respective purchasers Subscription Agreement, each subscribing for not less than $5,000 and up to 5,000,000 shares at a purchase price of US$0.001 per share. The Company was conducting this private offering (the “Offering”) pursuant to a private placement memorandum (the “PPM”) whereby the Company was offering and selling a minimum amount of $500,000 (the “Minimum Offering Amount”) and maximum of $1,000,000 of its common shares to accredited investors and non-U.S. persons. The gross proceeds from the private placement were $375,000.00.

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

GENUFOOD ENERGY ENZYMES CORP.

Date: August 14, 2023	By:	/s/ David Tang
David Tang
Chief Executive Officer

	By:	/s/ Kuang Ming (James) Tsai
Kuang Ming (James) Tsai
Chief Financial Officer