Form 10-K/A
period 2022-09-30
Genufood Energy Enzymes Corp.
filed 2023-08-23
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of January 11, 2023, there were 299,686,921 shares outstanding, $0.001 par value per share, of the registrant’s common stock outstanding. No market value has been computed based upon the fact that no active trading market had been established as of September 30, 2022.

GENUFOOD ENERGY ENZYMES CORP.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

i

EXPLANATORY NOTE REGARDING THE AMENDMENT

Genufood Energy Enzymes Corp. (the “Company”) is filing this comprehensive annual report amendment on Form 10-K/A for the fiscal year ended September 30, 2022 (the “Comprehensive Form 10-K/A”) as part of its efforts to correct misstated financial statements as part of its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Included in this Comprehensive Form 10-K are our audited financial statements for the fiscal year ended September 30, 2022.

The impact of the restatement is discussed in detail in this Annual Report under the headings “Genufood Energy Enzymes Corporation Index to Consolidated Financial Statements– Genufood Energy Enzymes Corp Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies – Restatement of Previously Issued Financial Statements.”

Control Considerations

Management has determined that the Company’s ineffective internal control over financial reporting and resulting material weaknesses were attributed to: the Company’s lack of structure and responsibility, insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls; ineffective assessment and identification of changes in risk impacting internal control over financial reporting; inadequate selection and development of effective control activities, general controls over technology and effective policies and procedures; ineffective evaluation and determination as to whether the components of internal control were present and functioning; and the lack of an accounting system that is required for a company or our size. See Item 9A, Controls and Procedures, for additional information related to these material weaknesses in internal control over financial reporting and the related remedial measures.

ii

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

iii

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

Operating Expenses

We incurred total operating expenses of $348,845 and $363,637 for the years ended September 30, 2022 and 2021, respectively. Our operating expenses consist of legal fees, other professional fees, payroll expenses, rent, bank charges, and transfer agent fees. The decrease in operating expenses for the year ended September 30, 2022 compared to the same period ended in 2021 was primarily due to decrease in legal fees and other professional fees related to filings.

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

Net Loss

As a result of the above, our net loss decreased from $1,364,432 in the year ended September 30, 2021 to $352,668 in the same period ended in 2022.

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

We had total stockholders’ deficit of $83,349 and an accumulated deficit of $9,875,489 as of September 30, 2022. In comparison, we had a total stockholders’ equity of $253,472 and an accumulated deficit of $9,522,821 as of September 30, 2021.

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

During the year ended September 30, 2022, we used $222,828 of cash in operating activities which was attributable primarily to our net loss of $352,668 offset by change in issuance of stock option and operating assets and liabilities of $129,840. In comparison, during the year ended September 30, 2021, we used $304,588 of cash in operating activities which was attributable primarily to our net loss of $1,364,432 offset by impairment of $1,050,000 to investment and change in operating assets and liabilities of $9,844.

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

There is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our expenses as they become due. We do not anticipate any significant additional revenue until and unless we begin to execute on our plan of operations involving the start of our electric vehicle charging station business. There is no assurance that we will ever reach that stage. The consolidated financial statements presented herein do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not enter into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. As of September 30, 2022, we did not enter into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, as of September 30, 2022, we did not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. As of September 30, 2022, we had not had any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. For the years ended September 30, 2022 and 2021, no significant estimates and assumptions had been made in the consolidated financial statements. The following are some of the critical accounting policies in relation to the preparation of the consolidated financial statements. For a full summary of our critical accounting policies, please refer to Note 2 to the Consolidated Financial Statements.

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

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements begins on page F-1 of this annual report.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other compensation ($)	Total ($)
David Tang[1]	2021	-	-	-	-	-	-
Chief Executive Officer	2022	31,250	-	-	63,288	-	94,538

Wen-Piao (Jack) Lai[2]	2021	-	-	-	-	-	-
Director, Former CEO	2022	22,210	-	-	-	-	22,210

Shao-Cheng (will) Wang[3]	2021	24,540	-	-	-	-	24,540
Chief Financial Officer	2022	27,600	-	-	-	-	27,600

Jin Pin (John) Lin[4]	2021	30,000	-	-	-	-	30,000
President	2022	8,048	-	-	-	-	8,048

Kuang-Ming (James) Tsai5	2021	28,200	-	-	-	1,000	29,200
Chief Operating Officer	2022	20,755	-	-	-	-	20,755

Hsin-Ta (Darren) Su6	2021	-	-	-	-	-	-
Treasurer	2022	17,189	-	-	-	-	17,189

Hui-Chuan (Sandra) Lin[7]	2021	-	-	-	-	-	-
Secretary	2022	4,529	-	-	-	-	4,529

Jia-Tian (Jeffery) Lin[8]	2021	4,500	-	-	-	-	4,500
	2022	-	-	-	-	-	-

[1]	Mr. Tang was hired in July 2022 and has since received compensation in the amount of $12,500 per month. Of the total amount of $31,250 earned by Mr. Tang through September 30, 2022 as executive compensation, $31,250 has been paid in cash.
[2]	From September 30, 2021 through September 30, 2022, Mr. Lai received compensation in the amount of $2,500 per month. Of the total amount of the $22,210 earned by Mr. Lai through September 30, 2022 as executive compensation, $0 was paid and $22,210 was accrued. Mr. Lai has not yet converted his accrued amount into share of our Common Stock.
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

[6]	From September 30, 2021 through September 30, 2022, Mr. Su received compensation in the amount of $1,800 per month. Of the total amount of the $17,188.94 earned by Mr. Su through September 30, 2022 as executive compensation, $2,200 was paid and $14,988.94 was accrued. Mr. Su has not yet converted his accrued amount into share of our Common Stock.
[7]	From September 30, 2021 through September 30, 2022, Ms. Lin received compensation in the amount of $1,800 per month. Of the total amount of the $4,529 earned by Ms. Lin through September 30, 2022 as executive compensation, $0 was paid and $4,529 was accrued. Ms. Lin has not yet converted his accrued amount into share of our Common Stock.
[8]	Mr. Lin served as our President and Chief Executive Officer from August 1, 2021 until October 29, 2021. From August 1, 2021 through September 30, 2021, Mr. Lin received compensation of $2,500 a month. All accrued and unpaid compensation has been converted to shares of our Common Stock.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit No.	Description
3.1(1)	Articles of Incorporation of Genufood Energy Enzymes Corp. dated June 21, 2010
3.2(1)	Certificate of Amendment dated December 10, 2010 to Articles of Incorporation of Genufood Energy Enzymes Corp.
3.3(1)	Certificate of Amendment dated August 1, 2014 to Articles of Incorporation of Genufood Energy Enzymes Corp.
3.4(1)	Certificate of Amendment dated February 24, 2015 to Articles of Incorporation of Genufood Energy Enzymes Corp.
3.5(2)	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Genufood Energy Enzymes Corp. with the Secretary of State of the State of Nevada on June 24, 2020.
3.6(3)	Bylaws of Genufood Energy Enzymes Corp.
4.1(4)	Description of Securities
10.1(5)	Stock Purchase Agreement made and entered into as of November 17, 2021, by and among Genufood Energy Enzymes Corp.; Yu-Lin Chen; and Hukui Biotechnology Corporation
10.2(6)	Agreement dated as of December 17, 2021 by and between Genufood Energy Enzymes Corp. and Hukui Biotechnology Corporation
10.3(7)	Employment Agreement between David Tang and Genufood Energy Enzymes Corp. dated July 29, 2022
10.4(7)	Stock Option Agreement between David Tang and Genufood Energy Enzymes Corp. dated July 29, 2022
16.1(8)	Letter from DYH & Company to the Securities and Exchange Commission.
21(4)	List of subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firn DYH & Company.
23.2*	Consent of Independent Registered Public Accounting Firm KCCW Accountancy Corp.
24.1*	Power of Attorney (included after signatures hereto)
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32.1*	Certification of Periodic Financial Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Periodic Financial Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Incorporated by reference from our registration statement on Form 10, filed with the Securities and Exchange Commission on October 25, 2019.
(2)	Incorporated by reference from our Current Report on Form 8-K dated June 23, 2020.
(3)	Incorporated by reference from our Current Report on Form 8-K dated July 7, 2021.
(4)	Incorporated by reference from our Annual Report on Form 10-K dated January 13, 2022
(5)	Incorporated by reference from our Current Report on Form 8-K dated November 19, 2021.
(6)	Incorporated by reference from our Current Report on Form 8-K dated December 20, 2021.
(7)	Incorporated by reference from our Current Report on Form 8-K dated August 4, 2022
(8)	Incorporated by reference from our Current Report on Form 8-K dated February 28, 2022

(c) Financial Statement Schedules:

Not applicable

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUFOOD ENERGY ENZYMES CORP.

By:	/s/ David Tang
David Tang
Chief Executive Officer

Date: August 23, 2023

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

Signature	Title	Date

/s/ David Tang	Chief Executive Officer	August 23, 2023
David Tang	(principal executive officer)

/s/	Chairman of the Board, President, and Director	August 23, 2023
Jui Pin (John) Lin

/s/ Kuang Ming (James) Tsai	Director, Chief Financial Officer	August 23, 2023
Kuang Ming (James) Tsai
/s/ Wen-Piao (Jack) Lai	Director	August 23, 2023
Wen-Piao (Jack) Lai
/s/ Hsin-Ta (Darren) Su	Director	August 23, 2023
Hsin-Ta (Darren) Su
/s/	Director and Secretary	August 23, 2023
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

Restatement of the Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements as of September 30, 2022 have been restated to correct a misstatement.

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

Diamond Bar, California

January 13, 2023, except for the effects of the restatement disclosed in Note 2, as to which the date is August 23, 2023

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

Brea, California

January 13, 2022

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	September 30,
	2022	2021
	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$136,400	$9,271
Prepayment	14,493	25,773
Total Current Assets	150,893	35,044

Investment	-	350,000

Total Assets	$150,893	$385,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$102,185	$100,746
Accrued expenses	-	1,590
Due to related parties	102,831	3,010
Total Current Liabilities	205,016	105,346

Commitment and contingencies (Note 8)	29,226	26,226

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock; $0.001 par value; 10,000,000,000 shares authorized; 299,686,921 and 299,686,921 shares issued and outstanding as of September 30, 2022 and 2021, respectively	299,687	299,687
Additional paid-in capital	16,927,592	16,911,770
Discount on common stock	(7,241,581)	(7,241,581)
Accumulated deficit	(9,875,489)	(9,522,821)
Accumulated other comprehensive loss	(193,558)	(193,583)
Total Stockholders’ (Deficit) Equity	(83,349)	253,472

Total Liabilities and Stockholders’ (Deficit) Equity	$150,893	$385,044

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended September 30,
	2022	2021
	(Restated)
REVENUE	$-		$-

OPERATING EXPENSES
General and administrative expenses	348,845		363,637
Total operating expenses	348,845		363,637

LOSS FROM OPERATIONS	(348,845)		(363,637)

OTHER INCOME (EXPENSE)
Interest income (expense)	6		(1,734)
Impairment expense	-		(1,050,000)
Foreign currency income (loss)	6		(511)
Other non-operating income (expenses), net	(3,835)		52,250
Total other (expense) income	(3,823)		(999,995)

Loss before income taxes	(352,668)		(1,363,632)

Income tax expense	-		800

NET LOSS	$(352,668)		$(1,364,432)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency transaction adjustments	25		(1,548)

COMPREHENSIVE LOSS	$(352,643)		$(1,365,980)

BASIC & DILUTED LOSS PER SHARE	$ *	$	*

WEIGHTED AVERAGE NUMBER OF ORGINARY SHARES-BASIC & DILUTED	299,686,921		215,264,348

*	Less than $0.01 per share

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOILDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	Common Stock		Additional	Discount on		Accumulated Other	Total
	Number of Shares	Amount	Paid-in- Capital	common stock	Accumulated Deficit	Comprehensive Income (loss)	Stockholder’s Equity
Balance at September 30, 2020	104,083,120	$104,083	$15,134,979	$(7,241,581)	$(8,158,389)	$(192,035)	$(352,943)
Shares Issued for Cash	180,000,000	180,000	1,605,959	-	-	-	1,785,959
Issuance of Common Stock for Debt Conversion – Current and Former Director and Officers	9,345,889	9,346	108,988	-	-	-	118,334
Issuance of Common Stock for Debt Conversion – Current and Former Consultants	3,198,076	3,198	34,306	-	-	-	37,504
Issuance of Common Stock for Debt Conversion	3,059,836	3,060	27,538	-	-	-	30,598
Foreign Currency Translation adjustment	-	-	-	-	-	(1,548)	(1,548)
Net Loss	-	-	-	-	(1,364,432)	-	(1,364,432)
Balance at September 30, 2021	299,686,921	299,687	16,911,770	(7,241,581)	(9,522,821)	(193,583)	253,472
Stock-based compensation (restated)	-	-	15,822	-	-	-	15,822
Foreign Currency Translation adjustment	-	-	-	-	-	25	25
Net Loss (restated)	-	-	-	-	(352,668)	-	(352,668)
Balance at September 30, 2022 (restated)	299,686,921	$299,687	$16,927,592	$(7,241,581)	$(9,875,489)	$(193,558)	$(83,349)

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2022	2021
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(352,668)	$(1,364,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,822	-
Impairment to investment	-	1,050,000
Change in operating assets and liabilities:
Prepayment	11,280	(25,773)
Accounts payable	1,507	(29,015)
Accrued expenses	(1,590)	14,256
Due to related parties	99,821	24,150
Commitment and contingencies	3,000	26,226
Net cash used in operating activities	(222,828)	(304,588)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Hukui investment	-	(1,400,000)
Proceeds from sale of Hukui investment	350,000	-
Net cash provided by (used in) financing activities	350,000	(1,400,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable – related party	-	30,000
Repayment of note payable – related party	-	(120,410)
Proceeds from issuance of common stock	-	1,785,959
Net cash provided by financing activities	-	1,695,549

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(43)	218

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	127,129	(8,821)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,271	18,092

CASH AND CASH EQUIVALENTS - END OF PERIOD	$136,400	$9,271

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
Cash paid for interest	$-	$2,271
Cash paid for income taxes	$-	$800

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock for Debt Conversion – Director and Officers	$-	$118,334
Issuance of Common Stock for Debt Conversion – Consultants	-	37,504
Issuance of Common Stock for Debt Conversion – Promissory Note	-	30,000
Issuance of Common Stock for Debt Conversion – Promissory Note Interest	-	598
Total	$-	$186,436

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

Restatement of Previously Issued Financial Statements

In May 2023, the Company discovered that the stock-based compensation in connection with its stock options was improperly amortized. Accordingly, the Company restated its consolidated financial statements for the year ended September 30, 2022 to correct the stock-based compensation recorded in general and administrative expenses, the related equity and accumulated deficit accounts. See Note 5, which have been updated to reflect the restatement.

The impacts of these restatements on the consolidated financial statements are summarized below:

	As of September 30, 2022
	Previously Reported	Adjustment	Restated
Consolidated Balance Sheets
Additional paid-in capital	$16,975,058	$(47,466)	$16,927,592
Accumulated deficit	(9,922,955)	47,466	(9,875,489)

	For the Year Ended September 30, 2022
	Previously Reported	Adjustment	Restated
Consolidated Statements of Operations and Comprehensive Loss
General and administrative expenses	$396,311	$(47,466)	$348,845
Total operating expenses	396,311	(47,466)	348,845
Loss from operations	(396,311)	47,466	(348,845)
Loss before income taxes	(400,134)	47,466	(352,668)
Net Loss	(400,134)	47,466	(352,668)
Comprehensive Loss	(400,109)	47,466	(352,643)

	For the Year Ended September 30, 2022
	Previously Reported	Adjustment	Restated
Consolidated Statements of Cash Flows
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(400,134)	$47,466	$(352,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	63,288	(47,466)	15,822

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

NOTE 3 – GOING CONCERN

As of September 30, 2022 and 2021, the Company had an accumulated deficit of $9,875,489 and $9,522,821, respectively. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of Common Stock and investment. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair value of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $15,822 and $0, respectively, which was included in the general and administrative expenses in the consolidated statements of operations for the years ended September 30, 2022 and 2021.

The fair value of the stock options listed above was determined using the Black-Scholes option pricing model with the following assumptions:

September 30, 2022
Risk-free interest rate	2.99%
Expected term	6.08 years
Expected volatility	379.35%
Expected dividend yield	0%

The following is a summary of the option activity for the year ended September 30, 2022:

Options	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at October 1, 2021	–	$–	–	$–
Granted	15,000,000	$0.01	–	$–
Exercised	–	$–	–	$–
Forfeited or expired	–	$–	–	$–
Outstanding at September 30, 2022	15,000,000	$0.01	9.8	$375,000
Vested and expected to vest as of September 30, 2022	15,000,000	$0.01	9.8	$375,000
Exercisable at September 30, 2022	–	$–	–	$–

As of September 30, 2022, unrecognized total compensation cost associated with these options was $284,178. This expense is expected to be recognized over a weighted-average period of 3.79 years.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Parties

Name of related parties	Relationship with the Company
Yi Lung (Oliver) Lin	Principal shareholder
Jui Pin (John) Lin	Principal shareholder, Director, Former President and Chief Executive Officer
Jia Tian (Jeffery) Lin	Former Chief Executive Officer
Wen-Piao (Jack) Lai	Director
Shao-Cheng (Will) Wang	Chief Financial Officer
Kuang Ming (James) Tsai	Director
Nan-Yao (Jake) Chan	Former Director
Hsin-Ta (Darren) Su	Director, Treasurer
Hui-Chuan (Sandra) Lin	Employee, daughter of Jui Pin (John) Lin

Due to Related Parties

The Company’s due to related parties balances are as follows:

	September 30, 2022	September 30, 2021
Kuang Ming (James) Tsai	$20,755	$1,000
Jui Pin (John) Lin	8,048	1,510
Jia Tian (Jeffery) Lin	2,500	-
Shao-Cheng (Will) Wang	27,600	-
Wen-Piao (Jack) Lai	22,210	500
Hsin-Ta (Darren) Su	17,189	-
Hui-Chuan (Sandra) Lin	4,529	-
Total	$102,831	$3,010

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