Form 10-Q/A
period 2022-12-31
Genufood Energy Enzymes Corp.
filed 2023-10-11
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 299,686,921 shares as of February 13, 2023

Explanatory Note

Genufood Energy Enzymes Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No.1 (the “Amendment”) to its Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 2022, to amend and restate the financial statements in its Quarterly Report on Form 10-Q (the “Original Form 10-Q”) for the three months ended December 31, 2022 that was originally filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2023.

Background of Restatement

Subsequent to filing of its quarterly report on Form 10-Q for the three months ended December 31, 2022, the Company identified errors in its financial statements. The errors were discovered during the course of management’s review of the Company’s financial statements and agreements. The unintentional errors were related to certain accounting methods. As a result, the Company has implemented new measures to ensure that this type of error does not occur again. The Company restated its financial statements to correct these errors. See the notes to the consolidated financial statements for the three months ended December 31, 2022, to which form a part of the Amendment.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amendment, and the financial statements and related financial information contained in the Original Form 10-Q should no longer be relied upon. On June 1, 2023, the Company filed a current report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Form 10-Q for the three months ended December 31, 2022. The Company’s Chief Executive Officer and Chief Financial Officer is providing currently dated certifications in connection with this Amendment. See Exhibits 31 and 32 attached to the Amendment.

GENUFOOD ENERGY ENZYMES CORP.

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2022

i

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2022	2022
ASSETS	(Restated)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$46,526	$136,400
Prepayment	6,657	14,493
Total Current Assets	53,183	150,893

Equipment	15,005	-

Total Assets	$68,188	$150,893

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$118,471	$102,185
Due to related parties	134,213	102,831
Total Current Liabilities	252,684	205,016

Commitment and contingencies (Note 9)	29,976	29,226

STOCKHOLDERS’ DEFICIT
Common stock; $0.001 par value; 10,000,000,000 shares authorized; 299,686,921 and 299,686,921 shares issued and outstanding as of December 31, 2022, and September 30, 2022, respectively	299,687	299,687
Additional paid-in capital	16,946,342	16,927,592
Discount on common stock	(7,241,581)	(7,241,581)
Accumulated deficit	(10,025,277)	(9,875,489)
Accumulated other comprehensive loss	(193,643)	(193,558)
Total Stockholders’ Deficit	(214,472)	(83,349)

Total Liabilities and Stockholders’ Deficit	$68,188	$150,893

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended December 31,
	2022	2021
	(Restated)
REVENUE	$-		$-

OPERATING EXPENSES
General and administrative expenses	148,995		103,340
Total operating expenses	148,995		103,340

LOSS FROM OPERATIONS	(148,995)		(103,340)

OTHER INCOME (EXPENSE)
Interest income (expense)	-		1
Foreign currency (loss) income	(43)		2
Other non-operating income (expenses), net	(750)		(750)
Total other expense	(793)		(747)

Loss before income taxes	(149,788)		(104,087)

Income tax expense	-		-

NET LOSS	$(149,788)		$(104,087)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency transaction adjustment	(85)		(8)

COMPREHENSIVE LOSS	$(149,873)		$(104,095)

BASIC AND DILUTED LOSS PER SHARE	$ *	$	*

WEIGHTED AVERAGE NUMBER OF ORGINARY SHARES-BASIC AND DILUTED	299,686,921		299,686,921

*	Less than $0.01 per share

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOILDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

						Accumulated
	Common Stock		Additional	Discount on		Other	Total
	Number of		Paid-in-	common	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	stock	Deficit	Income (loss)	Deficit
Balance at September 30, 2022 (restated)	299,686,921	$299,687	$16,927,592	$(7,241,581)	$(9,875,489)	$(193,558)	$(83,349)
Stock-based compensation (restated)	-	-	18,750	-	-	-	18,750
Foreign currency translation	-	-	-	-	-	(85)	(85)
Net loss (restated)	-	-	-	-	(149,788)	-	(149,788)
Balance at December 31, 2022 (restated)	299,686,921	$299,687	$16,946,342	$(7,241,581)	$(10,025,277)	$(193,643)	$(214,472)

						Accumulated
	Common Stock		Additional	Discount on		Other	Total
	Number of		Paid-in-	common	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	stock	Deficit	Income (loss)	Equity
Balance at September 30, 2021	299,686,921	$299,687	$16,911,770	$(7,241,581)	$(9,522,821)	$(193,583)	$253,472
Foreign currency translation	-	-	-	-	-	(8)	(8)
Net loss	-	-	-	-	(104,087)	-	(104,087)
Balance at December 31, 2021	299,686,921	$299,687	$16,911,770	$(7,241,581)	$(9,626,908)	$(193,591)	$149,377

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2022	2021
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(149,788)	$(104,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,750	-
Change in operating assets and liabilities:
Prepayment	7,836	7,406
Accounts payable	17,401	(3,337)
Accrued expenses	-	(851)
Due to related parties	30,182	28,581
Commitment and contingencies	750	750
Net cash used in operating activities	(74,869)	(71,538)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Hukui investment	-	350,000
Purchase of equipment	(15,005)	-
Net cash (used in) provided by financing activities	(15,005)	350,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(89,874)	278,462

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	136,400	9,271

CASH AND CASH EQUIVALENTS - END OF PERIOD	$46,526	$287,733

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Since its inception, the Company has always been in the development stage and never generated significant revenues. The Company is currently developing business in Electric Vehicle Charge stations. The Company has engaged in business agreements and development with various parties. During the three months ended December 31, 2022, the Company has initiated its electric vehicle charging station business.

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

On August 1, 2022, the board of directors (the “Board”) of the Company unanimously approved to expand its business in the area of electric vehicle supply equipment (“EVSE”) and will direct the management team to implement its new business plan in such industry. On August 16, 2022, the Company formally announced its intention to reposition as EVSE solutions provider, seeking to grow business in EVSE industry, including building, owning, and operating the next generation of electric vehicle charging stations in the U.S. The Company intends to bring convenient, reliable, and accessible charging experience to electric vehicle drivers, utilizing frictionless technology and carbon-neutral vehicle-charging infrastructure.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, is necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending September 30, 2023. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. As of December 31, 2022, and September 30, 2022, the Company did not have cash equivalents. The Company’s cash was denominated in United States Dollars (“USD”) or New Taiwan Dollars (“TWD”) and was placed with banks in the United States of America and Taiwan.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.7464 and 0.6970 as of December 31, 2022, and September 30, 2022, respectively. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7214 and 0.7370 average exchange rates were used to translate revenues and expenses for the three months ended December 31, 2022, and 2021, respectively. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficit.

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. There were no potential dilutive debt or equity instruments issued and outstanding at any time during the three months ended December 31, 2022, and 2021.

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

There were no current and deferred income tax provision recorded for the three months ended December 31, 2022, and 2021 since the Company is in developing stage and did not generate any revenues in the two fiscal periods.

Restatement of Previously Issued Financial Statements

In May 2023, the Company discovered that the stock-based compensation in connection with its stock options was improperly amortized. Accordingly, the Company restated its consolidated financial statements for the three months ended December 31, 2022, to correct the stock-based compensation recorded in general and administrative expenses, the related equity and accumulated deficit accounts. See Note 6, which has been updated to reflect the restatement.

The impacts of these restatements on the consolidated financial statements are summarized below:

	As of December 31, 2022
	Previously Reported	Adjustment	Restated
Consolidated Balance Sheets
Additional paid-in capital	$17,050,058	(103,716)	$16,946,342
Accumulated deficit	(10,128,993)	103,716	(10,025,277)

	For the Three Months Ended December 31, 2022
	Previously Reported	Adjustment	Restated
Consolidated Statements of Income and Comprehensive Loss
General and administrative expenses	$205,245	(56,250)	$148,995
Total operating expenses	205,245	(56,250)	148,995
Loss from operations	(205,245)	56,250	(148,995)
Loss before income taxes	(206,038)	56,250	(149,788)
Net loss	(206,038)	56,250	(149,788)
Comprehensive loss	(206,123)	56,250	(149,873)

	For the Three Months Ended December 31, 2022
	Previously Reported	Adjustment	Restated
Consolidated Statements of Cash Flows
Cash flows from operating activities:
Net loss	$(206,038)	56,250	$(149,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	75,000	(56,250)	18,750

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

NOTE 3 – GOING CONCERN

As of December 31, and September 30, 2022, the Company had an accumulated deficit of $10,025,277 and $9,875,489, respectively. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of Common Stock and investment. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The Company sold the 140,000 Hukui Shares for $350,000 cash on November 19, 2021. The proceeds have been used for operation expenses. Management is currently seeking additional funds for future operation.

NOTE 4 – EQUIPMENT

As of December 31, 2022, and September 30, 2022, the Company had equipment of $15,005 and $0, respectively, consisting of equipment to be installed at its electric vehicle charging stations.

NOTE 5 – INVESTMENT

Pursuant to that certain Series C Preferred Shares Subscription Agreement dated September 23, 2020, between the Company and Hukui (the “Hukui Agreement”), the Company agreed to purchase an aggregate 200,000 Series C Preferred Shares, at $10.00 per share, for an aggregate investment of $2,000,000, in a series of three closings from December 15, 2020, through June 30, 2022. On December 15, 2020, the Company purchased 80,000 shares of Series C Preferred Stock at $10.00 per share, for a total purchase price of $800,000; and on June 25, 2021, the Company purchased an additional 60,000 shares of Series C Preferred Stock at $10.00 per share, for a total purchase price of $600,000. The total $1,400,000 investment consists of less than 20% of Hukui’s total equity with no significant control over or influence on Hukui. The investment is recorded at cost.

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

Stock Options

On July 15, 2022, the CEO, David Tang, was granted 15,000,000 options to purchase shares at $0.01 per share. As of December 31, 2022, total options granted was 15,000,000 and none was vested. This option will be subject to a vesting schedule providing for twenty-five percent (25%) vesting after the first twelve (12) months of employment and monthly vesting as to the remaining seventy-five percent (75%) of the shares over the following thirty-six (36) months after the first anniversary of the employment commencement date. These stock options are exercisable over a maximum period of 10 years from the grant date. The weighted average grant date fair value of options granted during the year ended September 30, 2022, was $0.02.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair value of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $18,750 and $0, respectively, which was included in the general and administrative expenses in the condensed consolidated statements of operations for the three months ended December 31, 2022, and 2021.

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

As of December 31, 2022, unrecognized total compensation cost associated with these options was $265,428. This expense is expected to be recognized over a weighted-average period of 3.54 years.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related Parties

Name of related parties	Relationship with the Company
Yi Lung (Oliver) Lin	Principal shareholder
Jui Pin (John) Lin	Principal shareholder, Director, President, and Director
Jia Tian (Jeffery) Lin	Former Chief Executive Officer
Wen-Piao (Jack) Lai	Director, Former President and Chief Executive Officer
Shao-Cheng (Will) Wang	Chief Financial Officer
Kuang Ming (James) Tsai	Director
Nan-Yao (Jake) Chan	Former Director
Hsin-Ta (Darren) Su	Director, Treasurer
Hui-Chuan (Sandra) Lin	Director and Secretary, daughter of Jui Pin (John) Lin

Due to Related Parties

The Company’s due to related parties balances are as follows:

	December 31, 2022	September 30, 2022
Kuang Ming (James) Tsai	$26,155	$20,755
Jui Pin (John) Lin	17,048	8,048
Jia Tian (Jeffery) Lin	2,500	2,500
Shao-Cheng (Will) Wang	34,500	27,600
Wen-Piao (Jack) Lai	24,010	22,210
Hsin-Ta (Darren) Su	18,271	17,189
Hui-Chuan (Sandra) Lin	9,929	4,529
Nan-Yao (Jake) Chan	1,800	-
Total	$134,213	$102,831

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company terminated its previous virtual office agreement in Los Angeles, California and has established a new virtual office in Arcadia, California. The new arrangement is on a month-to-month basis at a cost of $200 per month. As of December 31, 2022, the Company has no material commitments under operating leases.

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

As of December 31, 2022, the Company has purchased certain electric vehicle charging equipment. Furthermore, the Company is in the process of obtaining permits to construct the Charging Stations at the three confirmed sites. As of December 31, 2022, the Company contracted an architectural firm on providing design and engineering services for the two sites and working on technical issues for the third site.

As of February 13, 2023, the Company has received the finalized site plans and electrical diagrams from the architectural firm and electrical engineers for 2 sites. The Company has also received permission from the site owners to proceed with the charging station construction permit applications with the local municipalities. The Company expects to install up to a total of 10 charging units for the first two sites and have them operational in April of 2023.

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

Results of Operations

Three Months Ended December 31, 2022 compared to the Three Months Ended December 31, 2021

Revenues

We did not generate any revenues during the three months ended December 31, 2022, and 2021.

Operating Expenses

We incurred total operating expenses of $148,995 and $103,340 for the three months ended December 31, 2022, and 2021, respectively. Our operating expenses consist of legal fees, other professional fees, payroll expenses, stock-based compensation, rent, bank charges, and transfer agent fees. The increase in operating expenses for the three months ended December 31, 2022 compared to the same period ended in 2021 was primarily due to the increase in payroll expenses, and stock-based compensation.

Other expense

During the three months ended December 31, 2022, we incurred $793 other expenses mainly due to interest incurred for unpaid penalty from IRS. During the three months ended December 31, 2021, we incurred $747 other expenses mainly due to interest incurred for unpaid penalty from IRS.

Net Loss

As a result of the above, our net loss increased from $104,087 in the three months ended December 31, 2021, to $149,788 in the same period ended in 2022.

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

As of December 31, 2022, we had current assets of $53,183 and a working capital deficit of $199,501. In comparison, as of September 30, 2022, we had current assets of $150,893 and a working capital deficit of $54,123.

As of December 31, 2022, we had total assets of $68,188, compared with total assets of $150,893 at September 30, 2022. The decrease in total assets was primarily due to cash spent in operating expenses.

We had $252,684 in total current liabilities as of December 31, 2022, consisting of $118,471 in accounts payable and $134,213 due to related parties. This is compared to total current liabilities of $205,016 in total current liabilities as of September 30, 2022, consisting of $102,185 in accounts payable and $102,831 due to related parties. The increase due to related parties was primarily due to unpaid compensation to officers and directors.

We had a total stockholders’ deficit of $214,472 and an accumulated deficit of $10,025,277 as of December 31, 2022. In comparison, we had a total stockholders’ deficit of $83,349 and an accumulated deficit of $9,875,489 as of September 30, 2022.

Cash Flows

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Cash flows used in operating activities	$(74,869)	$(71,538)
Cash flows (used in) provided by investing activities	(15,005)	350,000
Cash flows provided by financing activities	-	-
Effect of exchange rate changes on cash	-	-
Net (decrease) increase in cash during period	$(89,874)	$278,462

During the three months ended December 31, 2022, we used $74,869 of cash in operating activities which was attributable primarily to our net loss of $149,788 offset by stock-based compensation and change in operating assets and liabilities of $74,919. In comparison, during the three months ended December 31, 2021, we used $71,538 of cash in operating activities which was attributable primarily to our net loss of $104,087 offset by change in operating assets and liabilities of $32,549.

During the three months ended December 31, 2022, we used $15,005 of cash in investing activities for the purchase of equipment. We received $350,000 in payment for the sale of the 140,000 Hukui Shares during the three months ended December 31, 2021.

During the three months ended December 31, 2022, and 2021, we did not have any financing activity.

There is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our expenses as they become due. We do not anticipate any significant additional revenue until and unless we begin to execute our plan of operations involving the start of our new electric vehicle charging station business. There is no assurance that we will ever reach that stage. The condensed consolidated financial statements presented herein do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

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

We sold the 140,000 Hukui Shares for $350,000 cash on November 19, 2021. The proceeds have been used for operation expenses.

Contractual Obligations

We do not have material contractual obligations and commitments. We only have one lease that is renewed on a month-to-month basis.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not enter into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. As of December 31, 2022, we did not enter into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, as of December 31, 2022, we did not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. As of December 31, 2022, we did not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

GENUFOOD ENERGY ENZYMES CORP.

Date: October 11, 2023	By:	/s/ David Tang
David Tang
Chief Executive Officer

	By:	/s/ Kuang Ming (James) Tsai
Kuang Ming (James) Tsai
Director, Chief Financial Officer