Form 10-K
period 2023-09-30
Genufood Energy Enzymes Corp.
filed 2024-01-12
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2023

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

As of January 9, 2024, there were 808,900,041 shares outstanding, $0.001 par value per share, of the registrant’s common stock outstanding. No market value has been computed based upon the fact that no active trading market had been established as of September 30, 2023.

GENUFOOD ENERGY ENZYMES CORP.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

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

Original Business

During our historic period, we were a start-up company whose main focus was to promote, market, distribute and export a range of enzyme products manufactured in the United States for sale for human and animal consumption in certain Asian markets, including the Association of Southeast Asian Nations (“ASEAN”). Our objective was to commence marketing and distribution of a range of enzyme products for human and animal consumption to sole country distributors, wholesalers, dealers and retailers, as well as to the general public following a Multi-Level Marketing - Franchise Investor Dealer Related (MLM-FIDR) concept, beginning in Taiwan, and then China, Hong Kong, Macau, Thailand, Malaysia, Singapore and Sri Lanka.

At some point, which we believe may have occurred approximately mid-to late-2016, Oliver Lin’s management ceased operating our original business. We have not generated any revenue from operations since that time.

Genufood Energy Enzymes Corp. was incorporated in Nevada on June 21, 2010. Our principal place of business is located at 1108 S. Baldwin Avenue, Suite 107, Arcadia, California 91007 and our telephone number is (855) 707-2077. Our website is www.geecenzymes.com. No part of our website is incorporated into this report.

Recent Developments

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

As of September 30, 2023, we had two sites under construction for charging stations and three sites under planning for future construction. We are actively negotiating and searching for additional sites for future development.

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

Believing that it is not in the best interests of the Company and its shareholders to register and be regulated as an investment company under the Investment Company Act, we explored different lawful means by which we could terminate our potential investment company status. We determined that the only viable option to terminate our potential investment company status and lawfully avoid registration and regulation under the Investment Company Act was to sell the Hukui Shares on or before the December 15, 2021, deadline.

After making diligent efforts to seek a purchaser of the Hukui Shares, we received three all-cash offers to purchase the Hukui Shares. We accepted the offer of the Purchaser, which was the highest of the three all-cash offers that we received.

We had purchased the Hukui Shares in two tranches, on December 15, 2020, and June 30, 2021, pursuant to the Hukui Agreement, at $10.00 per share, for an aggregate purchase price of $1,400,000. We sold the Hukui Shares at $2.50 per share, for a total price of $350,000, resulting in a loss of $1,050,000. We recognized impairment loss of the market value of the shares of $1,050,000 for the year ended September 30, 2021. See Note 4 to the Consolidated Financial Statements.

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

Employees

As of December 31, 2023, we had 2 part time employees and 1 full time employee. Our employees were based in both Taiwan and USA.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock (“Common Stock”) is not traded on any stock exchange and is occasionally quoted on the OTC Pink Market. As of December 31, 2023, there were approximately 261 record holders of our Common Stock.

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

Recent Sales of Unregistered Securities

On February 24, 2023, we sold 375,000,000 shares of our Common Stock at a purchase price of $0.001 per share, for gross and net proceeds of $375,000, before allocating certain expenses associated with the offering in the amount of $13,000 as adjusted paid-in capital. See Note 6 to the Financial Statements.

On March 31, 2023, we issued an aggregate of 134,213,120 share of our Common Stock to certain of our current and former directors, officers, employees, and a consultant, who converted accrued and unpaid compensation in the aggregate amount of $134,213 at a rate of $0.001 per share of our Common Stock.

We offered and issued all of the foregoing securities under the exemption from registration provided by Section 4(a)(2) of the Securities Act, and/or Regulation D or Regulation S promulgated thereunder.

ITEM 6. [RESERVED]

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Company’s audited consolidated financial statements, including the Notes thereto, for the years ended September 30, 2022 and September 30, 2023, beginning on Page F-1.

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

As of September 30, 2023, the Company has began constructions on two sites with total of 10 charging units and three sites with signed agreement under planning.

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

Results of Operations

Year Ended September 30, 2023 compared to the Year Ended September 30, 2022

Revenues

We did not generate any revenues during the years ended September 30, 2023 and 2022.

Operating Expenses

We incurred total operating expenses of $432,296 and $348,845 for the years ended September 30, 2023 and 2022, respectively. Our operating expenses consist of business development expenses, legal fees, other professional fees, payroll expenses, stock-based compensation, rent, bank charges, and transfer agent fees. The increase in operating expenses for the year ended September 30, 2023 compared to the same period ended in 2022 was primarily due to increase in payroll expenses, stock-based compensation as well as business development expenses related to the installation of charging stations.

Other expense

During the year ended September 30, 2023, we incurred $195,406 other expenses mainly due to interest incurred for unpaid penalty from IRS and the loss on disposal of our Singapore subsidiary of $192,365. During the year ended September 30, 2022, we incurred $3,823 other expenses mainly due to interest incurred for unpaid penalty from IRS.

Net Loss

As a result of the above, our net loss increased from $352,668 in the year ended September 30, 2022 to $627,702 in the same period ended in 2023.

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

Liquidity and Capital Resources

Working Capital

	September 30,	September 30,
	2023	2022
Current Assets	$134,111	$150,893
Current Liabilities	115,616	205,016
Working Capital (Deficit)	$18,495	$(54,123)

As of September 30, 2023, we had current assets of $134,111 and a working capital surplus of $18,495. In comparison, as of September 30, 2022, we had current assets of $150,893 and a working capital deficit of $54,123.

We had $115,616 in total current liabilities as of September 30, 2023, consisting of $100,849 in accounts payable, $37 in accrued expenses, and $14,730 due to related parties. This is compared to total current liabilities of $205,016 in total current liabilities as of September 30, 2022, consisting of $102,185 in accounts payable and $102,831 due to related parties. The decrease in due to related parties was primarily due to unpaid compensation to officers and directors repaid by shares.

We had total stockholders’ equity of $53,720 and an accumulated deficit of $10,503,191 as of September 30, 2023. In comparison, we had a total stockholders’ deficit of $83,349 and an accumulated deficit of $9,875,489 as of September 30, 2022.

Cash Flows

	Year ended September 30, 2023	Year ended September 30, 2022
Cash flows used in operating activities	$(305,025)	$(222,828)
Cash flows provided by (used in) investing activities	(67,451)	350,000
Cash flows provided by financing activities	362,000	-
Effect of exchange rate changes on cash	-	(43)
Net increase in cash during period	$(10,476)	$127,129

During the year ended September 30, 2023, we used $305,025 of cash in operating activities which was attributable primarily to our net loss of $627,702 offset by loss on disposal of subsidiary, stock-based compensation, and change in operating assets and liabilities of $322,677. In comparison, during the year ended September 30, 2022, we used $222,828 of cash in operating activities which was attributable primarily to our net loss of $352,668 offset by stock-based compensation and change in operating assets and liabilities of $129,840.

During the year ended September 30, 2023, we used $67,451 of cash investing activity in purchase of equipment. We received $350,000 in payment for the sale of 140,000 Hukui Shares during the year ended September 30, 2022.

During the year ended September 30, 2023, we received $362,000, net of directly associated legal fees from private offering of our Common Stock. During the year ended September 30, 2022, we did not have any financing activity.

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

The Company sold 140,000 Hukui Shares for $350,000 cash on November 19, 2021 and received $362,000 from private placement during the nine months ended June 30, 2023. The proceeds have been used for operation expenses.

Contractual Obligations

We do not have material contractual obligations and commitments. We only have one lease that is renewed on a month-to-month basis.

Off-Balance Sheet Arrangements

As of September 30, 2023, we had not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. As of September 30, 2023, we had not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, as of September 30, 2023, we had not had any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. As of September 30, 2023, we had not had any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. For the years ended September 30, 2023, and 2022, no significant estimates and assumptions have been made in the consolidated financial statements. The following are some of the critical accounting policies in relation to the preparation of the consolidated financial statements. For a full summary of our critical accounting policies, please refer to Note 2 to the Consolidated Financial Statements.

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

The reports of DYH on the consolidated financial statements of the Company as of and for the years ended September 30, 2020, and 2021 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses in internal control over financial reporting identified above, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2022 based on the criteria set forth in “Internal Control-Integrated Framework” issued by COSO.

Due to the nature of the material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected. The material weaknesses identified above either individually or in aggregation did not result in any identified misstatements or errors in the Company’s consolidated financial statements at and for the year ended September 30, 2023.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the year ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of the filing of this Annual Report, our current directors and executive officers and additional information concerning them are as follows:

Name	Age	Position

David Tang	45	Chief Executive Officer

Jui Pin (John) Lin	68	Chairman of the Board, President, and Director

Kuang Ming (James) Tsai	73	Director, Chief Financial Officer

Wen-Piao (Jack) Lai	71	Director

Hsin-Ta (Darren) Su	46	Director

Hui-Chuan (Sandra) Lin	39	Director and Secretary

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

Kuang Ming (James) Tsai has served as our Chief Financial Officer since July 22, 2023, our Chief Operating Officer since July 14, 2022, and has served as a director since June 11, 2018. Mr. Tsai served as our President from June 29, 2018 to March 4, 2020, our Chief Executive Officer from June 29, 2018 to March 18, 2020 and our Chief Financial Officer from September 12, 2018 to March 18, 2020. From July 2017 to June 2018, Mr. Tsai served as the President of YAMA KAWA Bilingual Club, part of District 67 Toastmasters International. From 2010 to 2017, Mr. Tsai was retired, during which period he was an investor of securities. From 2006 to 2010, he served as the President of Blanfield Pty Ltd., an import company. Mr. Tsai received a Bachelor of Arts Degree from National Taiwan University in 1973, majoring in Economics.

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

Corporate Governance, Committee Structure and Conflicts of Interest

We do not have standing audit, compensation and nominating/corporate governance committee, or committees performing similar functions. We have not adopted a code of ethics. We anticipate that as we become more familiar with the obligations of U.S. public companies, we will implement appropriate corporate governance structures to comply with SEC and/or stock exchange requirements. We intend to comply with all corporate governance requirements applicable to us at this time.

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

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended September 30, 2023 and 2022. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other compensation ($)	Total ($)
David Tang	2022	31,250	-	-	15,822	-	47,072
Chief Executive Officer	2023	150,000	-	-	75,000	-	225,000

Wen-Piao (Jack) Lai(1)	2022	22,210	-	-	-	-	22,210
Director, Former CEO	2023	1,800	-	-	-	-	1,800

Shao-Cheng (Will) Wang(2)	2022	27,600					27,600
	2023	0					0

Jin Pin (John) Lin(3)	2022	8,048	-	-	-	-	8,048
President	2023	9,000	-	-	-	-	9,000

Kuang-Ming (James) Tsai(4)	2022	20,755	-	-	-	-	20,755
Chief Financial Officer	2023	5,400	-	-	-	-	5,400

Hsin-Ta (Darren) Su(5)	2022	17,189	-	-	-	-	17,189
Treasurer	2023	15,300	-	-	-	-	15,300

Hui-Chuan (Sandra) Lin(6)	2022	4,529	-	-	-	-	4,529
Secretary	2023	5,400	-	-	-	-	5,400

1

From September 30, 2021, through September 30, 2022, Mr. Lai was entitled to receive his compensation in the amount of $2,500 per month. Of the total amount of the $22,210 earned by Mr. Lai through September 30, 2022, as executive compensation, $0 was paid and $22,210 was accrued. Mr. Lai converted his accrued amount into 24,010,000 shares of common stock on March 24, 2023.

2

34,500,000 shares of Mr. Wang’s accrued and unpaid compensation has been converted to shares of our Common Stock on March 24, 2023. From September 30, 2021, through September 30, 2022, Mr. Wang was entitled to receive his compensation in the amount of $2,300 per month. Of the total amount of the $27,600 earned by Mr. Wang through September 30, 2022, as the former CFO $0 was paid and $27,600 was accrued. Additionally, Mr. Wang has resigned from the Chief Financial Officer position on July 22, 2023.

3	Mr. Lin served as our President from March 4, 2020, until August 1, 2021 and as our Chief Executive Officer from March 18, 2020 until August 1, 2021. From September 30, 2021, through September 30, 2022, Mr. Lin was entitled to receive his compensation in the amount of $3,000 per month,which was owed to him and being accrued by the Company in the total amount of $17,048. Then, on March 24, 2023, he converted the amount due to him in 17,048,000 shares of the Company’s common stock. Of the total amount of the $8,048 earned by Mr. Lin through September 30, 2022, as executive compensation, $0 was paid and $8,048 was accrued. Additionally, Mr. Lin served as our President and Chief Executive Officer from August 1, 2021, until October 29, 2021. From August 1, 2021, through September 30, 2021, Mr. Lin received compensation of $2,500 a month. All accrued and unpaid compensation has been converted to shares of our Common Stock.

4	From September 30, 2021 to September 30, 2022, Mr. Tsai was entitled to receive his compensation in the amount of $1,800 per month. Of the total amount of the $20,755 earned by Mr. Tsai through September 30, 2022, as executive compensation, $0 was paid and $20,755 was accrued. On March 24, 2023, Mr. Tsai converted the accrued amount of his compensation into 26,155,000 shares of the Company Common Stock. From July 22, 2023, Mr. Tsai was appointed as Chief Financial Officer.

5	From September 30, 2021, through September 30, 2022, Mr. Su was entitled to receive his compensation in the amount of $1,800 per month as the treasurer. Of the total amount of the $17,188.94 earned by Mr. Su through September 30, 2022, $2,200 was paid and $14,988.94 was accrued. Mr. Su has accrued $18,271.12 and converted 18,271,120 into the Company’s Common Stock.

6

From September 30, 2021, through September 30, 2022, Ms. Lin was entitled to receive her compensation in the amount of $1,800 per month as the secretary. Of the total amount of the $4,529 earned by Ms. Lin through September 30, 2022, $0 was paid and $4,529 was accrued. Ms. Lin has accrued $9,929 of unpaid compensation , which was converted into 9,929,000 shares of the Company’s Common Stock. Additionally, in fiscal year 2023, Ms. Lin accrued $5,400 in compensation, which was then converted into 9,929,000 shares of the Company’s Common Stock.

Employment Agreements

We have not entered into employment agreements with any of our named executive officers except for David Tang, CEO and Kuang Ming (James) Tsai, CFO.

Employment Contract - David Tang

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

Employment Contract – Kuang Ming (James) Tsai

On July 22, 2023, the Company and Kuang Ming (James) Tsai (the “CFO”) executed an employment agreement (the “CFO Employment Agreement”). Pursuant to the CFO Employment Agreement, Mr. Tsai will be responsible for duties pertaining to the Chief Financial Officer, including financial reporting and fund raising. The Company and Mr. Tsai hereby agree that the Company will pay Mr. Tsai a special one-time bonus upon successful fund raise of the Company as a result of Mr. Tsai’s efforts or relationships, payable upon receipt of such investment. The special one-time bonus will be four percent (4%) of the total proceeds for any new funding up to $250,000.00, and five percent (5%) of the total proceeds for any new funding over $250,000.00.

Additionally, as Mr. Tsai is a significant shareholder in the Company, he will forgo any monthly cash compensation, and pursuant to the agreement, the compensation arrangement will be reviewed quarterly, subject to adjustment as needed. Further, Mr. Tsai no longer receives the consultancy compensation as of the start date of the CFO Employment Agreement.

Compensation Conversion to Common Stock

On December 11, 2022, our Board of Directors authorized that all accrued and unpaid amounts of compensation, as of December 31, 2022, may be converted, at the option of our directors, and present and certain former executive officers, into shares of our Common Stock. No further action has taken place.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards to any of our named executive officers other than the stock option issued to David Tang.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company. We have no present intention of adopting any such plans in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2023, the number of shares of our Common Stock owned of record and beneficially by all directors, executive officers and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
5% or more Stockholders:
Shao-cheng Wang No. 11, Ln. 120, Yongshun St., Dajia Dist., Taichung City 437 Taiwan 402 (R.O.C)	87,155,889		10.77%

Directors and Executive Officers:
David Tang 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	0		0%
Jui Pin (John) Lin 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	80,468,000	(2)	9.95%
Wen-Piao (Jack) Lai 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	72,070,500		8.91%
Kuang Ming (James) Tsai 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	31,555,000		3.90%
Hui-Chuan (Sandra) Lin(2) 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	14,433,400	(2)	1.76%
Hsin-Ta (Darren) Su 1108 S. Baldwin Avenue, Suite 107 Arcadia, California 91007	32,077,196		3.97%
All Directors and Executive Officers as a group (5 persons)	230,395,696		39.2%

(1)	Percentages are calculated on the basis of 808,900,041 shares of Common Stock outstanding as of December 28, 2023.

(2)	Hui-Chuan (Sandra) Lin is Jui Pin (John) Lin’s daughter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Parties

Name of related parties	Relationship with the Company
Yi Lung (Oliver) Lin	Principal shareholder
Jui Pin (John) Lin	Principal shareholder, Director, Former President and Chief Executive Officer
Jia Tian (Jeffery) Lin	Former Chief Executive Officer
Wen-Piao (Jack) Lai	Director, Former Chief Executive Officer
Kuang Ming (James) Tsai	Director, Chief Financial Officer
Hsin-Ta (Darren) Su	Director, Treasurer
Hui-Chuan (Sandra) Lin	Director, daughter of Jui Pin (John) Lin
David Tang	Chief Executive Officer

Due to Related Parties

The Company’s due to related parties balances are as follows:

	September 30, 2023		September 30, 2022
Kuang Ming (James) Tsai	$		$20,755
David Tang		14,023
Jui Pin (John) Lin			8,048
Jia Tian (Jeffery) Lin			2,500
Wen-Piao (Jack) Lai			22,210
Hsin-Ta (Darren) Su		707	17,189
Hui-Chuan (Sandra) Lin			4,529
Total		$14,730	$102,831

The related party balances are unsecured, interest-free and due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees charged by KCCW Accounting Corp. (“KCCW”) for the services rendered to the company and its subsidiaries in fiscal years of 2023 and 2022:

	Amount Billed and Paid
Type of Fee	Fiscal Year 2022	Fiscal Year 2023
Audit (1)	$37,767	$34,365
Audit related (2)	-	-
Total	$37,767	$34,365

(1)

Represents aggregate fees charged by KCCW for audits of consolidated financial statements for fiscal years ended September 30, 2022, and 2023, and quarterly reviews during fiscal year 2022 and 2023, respectively.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit No.	Description
3.1(1)	Articles of Incorporation of Genufood Energy Enzymes Corp. dated June 21, 2010
3.2(1)	Certificate of Amendment dated December 10, 2010 to Articles of Incorporation of Genufood Energy Enzymes Corp.
3.3(1)	Certificate of Amendment dated August 1, 2014 to Articles of Incorporation of Genufood Energy Enzymes Corp.
3.4(1)	Certificate of Amendment dated February 24, 2015 to Articles of Incorporation of Genufood Energy Enzymes Corp.
3.5(2)	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Genufood Energy Enzymes Corp. with the Secretary of State of the State of Nevada on June 24, 2020.
3.6(3)	Bylaws of Genufood Energy Enzymes Corp.
4.1(4)	Description of Securities
10.1(5)	Stock Purchase Agreement made and entered into as of November 17, 2021, by and among Genufood Energy Enzymes Corp.; Yu-Lin Chen; and Hukui Biotechnology Corporation
10.2(6)	Agreement dated as of December 17, 2021 by and between Genufood Energy Enzymes Corp. and Hukui Biotechnology Corporation
10.3(7)	Employment Agreement between David Tang and Genufood Energy Enzymes Corp. dated July 29, 2022
10.4(7)	Stock Option Agreement between David Tang and Genufood Energy Enzymes Corp. dated July 29, 2022
10.5(8)	Employment Agreement between Kuang Ming (James) Tsai and Genufood Enzymes Corp. dated July 22, 2023
16.1(9)	Letter from DYH & Company to the Securities and Exchange Commission.
21(4)	List of subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm KCCW Accountancy Corp.
24.1*	Power of Attorney (included after signatures hereto)
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32.1*	Certification of Periodic Financial Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Periodic Financial Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Incorporated by reference from our registration statement on Form 10, filed with the Securities and Exchange Commission on October 25, 2019.
(2)	Incorporated by reference from our Current Report on Form 8-K dated June 23, 2020.
(3)	Incorporated by reference from our Current Report on Form 8-K dated July 7, 2021.
(4)	Incorporated by reference from our Annual Report on Form 10-K dated January 13, 2022
(5)	Incorporated by reference from our Current Report on Form 8-K dated November 19, 2021.
(6)	Incorporated by reference from our Current Report on Form 8-K dated December 20, 2021.
(7)	Incorporated by reference from our Current Report on Form 8-K dated August 4, 2022
(8)	Incorporated by reference from our Current Report on Form 8-K dated July 27, 2023
(9)	Incorporated by reference from our Current Report on Form 8-K dated February 28, 2022

(c) Financial Statement Schedules:

Not applicable

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENUFOOD ENERGY ENZYMES CORP.

Date: January 12, 2024	By:	/s/ David Tang
David Tang
Chief Executive Officer

Signature	Title	Date

/s/ David Tang	Chief Executive Officer	January 12, 2024
David Tang	(principal executive officer)

/s/ Jui Pin (John) Lin	Chairman of the Board	January 12, 2024
Jui Pin (John) Lin

/s/ Kuang Ming (James) Tsai	Director and Chief Financial Officer (principal financial officer)	January 12, 2024
Kuang Ming (James) Tsai
/s/ Wen-Piao (Jack) Lai	Director	January 12, 2024
Wen-Piao (Jack) Lai
/s/ Hsin-Ta (Darren) Su	Director	January 12, 2024
Hsin-Ta (Darren) Su
/s/ Hui-Chuan (Sandra) Lin	Director	January 12, 2024
Hui-Chuan (Sandra) Lin

GENUFOOD ENERGY ENZYMES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Genufood Energy Enzymes Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Genufood Energy Enzymes Corporation (the “Company”) as of September 30, 2023, and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended and the related notes (collectively referred to as “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022 and the results of its operations and its cash flows for the years ended September 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, as of September 30, 2023, the Company had recurring losses from operations, an accumulated deficit, and a negative cash flows from operating activities. As such there is substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2022.

Diamond Bar, California

January 11, 2024

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2023	2022
		(Restated)
Assets
Current assets
Cash and cash equivalents	$125,924	$136,400
Prepayment	8,187	14,493
Total Current Assets	134,111	150,893

Equipment	67,451	-

Total Assets	$201,562	$150,893

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$100,849	$102,185
Accrued expenses	37	-
Due to related parties	14,730	102,831
Total Current Liabilities	115,616	205,016

Commitment and contingencies (Note 9)	32,226	29,226

Stockholders’ Equity (Deficit)
Common stock; $0.001 par value; 10,000,000,000 shares authorized; 808,900,041 and 299,686,921 shares issued and outstanding as of September 30, 2023 and September 30, 2022, respectively	808,900	299,687
Additional paid-in capital	16,989,592	16,927,592
Discount on common stock	(7,241,581)	(7,241,581)
Accumulated deficit	(10,503,191)	(9,875,489)
Accumulated other comprehensive loss	-	(193,558)
Total Stockholders’ Equity (Deficit)	53,720	(83,349)

Total Liabilities and Stockholders’ Equity	$201,562	$150,893

The accompanying notes are an integral part of these consolidated financial statements.

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended September 30,
	2023	2022
		(Restated)
Revenue	$-	$-

Operating expenses
General and administrative expenses	432,296	348,845
Total operating expenses	432,296	348,845

Loss from operations	(432,296)	(348,845)

Other income (expense)
Interest income (expense)	2	6
Loss on disposal of subsidiary	(192,365)	-
Foreign currency income (loss)	(43)	6
Other non-operating income (expenses), net	(3,000)	(3,835)
Total other expense, net	(195,406)	(3,823)

Loss before income taxes	(627,702)	(352,668)

Provision for income taxes	-	-

Net loss	(627,702)	(352,668)

Other comprehensive income (loss)
Foreign currency transaction adjustments	193,558	25

Comprehensive loss	$(434,144)	$(352,643)

Loss per share of common stock - basic and diluted	*	*

Weighted average shares outstanding - basic and diluted	526,044,946	299,686,921

*	Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOILDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated	Total
	Common Stock		Additional	Discount on		Other	Stockholder’s
	Number of Shares	Amount	Paid-in- Capital	common stock	Accumulated Deficit	Comprehensive Income (loss)	Equity (Deficit)
Balance at September 30, 2021	299,686,921	$299,687	$16,911,770	$(7,241,581)	$(9,522,821)	$(193,583)	$253,472
Stock-based compensation (restated)	-	-	15,822	-	-	-	15,822
Net loss (restated)	-	-	-	-	(352,668)	-	(352,668)
Foreign currency translation	-	-	-	-	-	25	25
Balance at September 30, 2022 (restated)	299,686,921	299,687	16,927,592	(7,241,581)	(9,875,489)	(193,558)	(83,349)
Stock-based compensation	-	-	75,000	-	-	-	75,000
Common stock issued	375,000,000	375,000	(13,000)	-	-	-	362,000
Issuance of common stock for debt conversion	134,213,120	134,213	-	-	-	-	134,213
Disposal of subsidiary	-	-	-	-	-	193,643	193,643
Net loss	-	-	-	-	(627,702)	-	(627,702)
Foreign currency translation	-	-	-	-	-	(85)	(85)
Balance at September 30, 2023	808,900,041	$808,900	$16,989,592	$(7,241,581)	$(10,503,191)	$-	$53,720

The accompanying notes are an integral part of these consolidated financial statements.

GENUFOOD ENERGY ENZYMES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2023	2022
		(Restated)
Cash Flows from Operating Activities
Net loss	$(627,702)	$(352,668)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	75,000	15,822
Loss on disposal of subsidiary	192,365	-
Change in operating assets and liabilities
Prepayment	6,306	11,280
Accounts payable	(143)	1,507
Accrued expenses	37	(1,590)
Due to related parties	46,112	99,821
Commitment and contingencies	3,000	3,000
Net cash used in operating activities	(305,025)	(222,828)

Cash Flows from Investing Activities
Purchase of equipment	(67,451)	-
Proceeds from sale of Hukui investment	-	350,000
Net cash (used in) provided by investing activities	(67,451)	350,000

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	362,000	-
Net cash provided by financing activities	362,000	-

Effect of exchange rate changes on cash and cash equivalents	-	(43)

Net (decrease) increase in cash and cash equivalents	(10,476)	127,129

Cash and cash equivalents, beginning of period	136,400	9,271
Cash and cash equivalents, end of period	$125,924	$136,400

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Activities
Issuance of common stock for debt conversion	$134,213	$-

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

Since its inception, the Company has always been in the development stage and never generated significant revenues. The Company is currently developing business in Electric Vehicle Charge station. The Company has engaged in business agreements and development with various parties. During the year ended September 30, 2023, the Company has initiated its electric vehicle charging station business.

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

As of September 30, 2023, the Company has two sites under construction for charging stations and three sites under planning.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. As of September 30, 2023, and 2022, the Company did not have cash equivalents.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.6970 as of September 30, 2022. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7293 average exchange rates were used to translate revenues and expenses for the year ended September 30, 2022. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficit.

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. There were no potential dilutive debt or equity instruments issued and outstanding at any time during the years ended September 30, 2023 and 2022.

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

There were no current and deferred income tax provision recorded for the years ended September 30, 2023 and 2022 since the Company has recurring losses.

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

NOTE 3 – GOING CONCERN

As of September 30, 2023, and 2022, the Company had an accumulated deficit of $10,503,191 and $9,875,489, respectively. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of its common stock and investment. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The Company sold the 140,000 Hukui Shares for $350,000 in cash on November 19, 2021, and received $362,000 from private placement during the year ended September 30, 2023. The proceeds have been used for operation expenses. Management is currently seeking additional funds for future operation.

NOTE 4 – EQUIPMENT

As of September 30, 2023, and 2022 the Company had equipment of $67,451 and $0, respectively, consisting of equipment to be installed at its electric vehicle charging stations and related installation costs.

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

On February 24, 2023, the Company conducted a private placement offering and sold 375,000,000 shares of common stock at $0.001 per share, for gross proceeds of $375,000, and incurred offering costs of $13,000.

On March 24, 2023, the Company issued 134,213,120 shares of common stock to its board of directors, officers, and former officers to repay the compensation due to them in the aggregate amount of $134,213 at the conversion rate of $0.001 per share.

Stock Options

On July 15, 2022, the CEO, David Tang, was granted 15,000,000 options to purchase shares at $0.01 per share. As of September 30, 2023, total options granted was 15,000,000 and 4,375,000 was vested. This option will be subject to a vesting schedule providing for twenty-five percent (25%) vesting after the first twelve (12) months of employment and monthly vesting as to the remaining seventy-five percent (75%) of the shares over the following thirty-six (36) months after the first anniversary of the employment commencement date. These stock options are exercisable over a maximum period of 10 years from the grant date. The weighted average grant date fair value of options granted during the year ended September 30, 2022 was $0.02.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair value of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $75,000 and $15,822, respectively, which was included in the general and administrative expenses in the consolidated statements of operations for the years ended September 30, 2023 and 2022.

The fair value of the stock options listed above was determined using the Black-Scholes option pricing model with the following assumptions:

September 30, 2023
Risk-free interest rate	2.99%
Expected term	6.08 years
Expected volatility	379.35%
Expected dividend yield	0%

The following is a summary of the option activity for the year ended September 30, 2023:

Options	Number of Underlying Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at October 1, 2022	15,000,000	$0.01	–	$–
Granted	–	$–	–	$–
Exercised	–	$–	–	$–
Forfeited or expired	–	$–	–	$–
Outstanding at September 30, 2023	15,000,000	$0.01	8.8	$–
Vested and expected to vest as of September 30, 2023	15,000,000	$0.01	8.8	$–
Exercisable at September 30, 2023	4,375,000	$0.01	8.8	$–

As of September 30, 2023, unrecognized total compensation cost associated with these options was $209,178. This expense is expected to be recognized over a weighted-average period of 2.79 years.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related Parties

Name of related parties	Relationship with the Company
Yi Lung (Oliver) Lin	Principal shareholder
Jui Pin (John) Lin	Principal shareholder, Chairman of the Board, President, and Director
Jia Tian (Jeffery) Lin	Former Chief Executive Officer
Wen-Piao (Jack) Lai	Director
Shao-Cheng (Will) Wang	Former Chief Financial Officer
Kuang Ming (James) Tsai	Director and Chief Financial Officer
Hsin-Ta (Darren) Su	Director, Treasurer
Hui-Chuan (Sandra) Lin	Director and Secretary, daughter of Jui Pin (John) Lin
David Tang	Chief Executive Officer

Due to Related Parties

The Company’s due to related parties balances are as follows:

	September 30, 2023	September 30, 2022
Kuang Ming (James) Tsai	$-	$20,755
Jui Pin (John) Lin	-	8,048
Jia Tian (Jeffery) Lin	-	2,500
Shao-Cheng (Will) Wang	-	27,600
Wen-Piao (Jack) Lai	-	22,210
Hsin-Ta (Darren) Su	707	17,189
Hui-Chuan (Sandra) Lin	-	4,529
David Tang	14,023	-
Total	$14,730	$102,831

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

During the fiscal year ended September 30, 2021, the IRS imposed a $25,000 penalty on the Company for failure to file Form 5472, Information Return of a 25% Foreign-Owned U.S. Corporation or a Foreign Corporation Engaged in a U.S. Trade or Business, for the year ended September 30, 2020. The Company has engaged an outside professional advisor to seek for forgiveness of the penalty and interest thereon in the amount of $7,226, for a total of $32,226, which was still pending as of September 30, 2023.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company terminated its previous virtual office agreement in Los Angeles, California and has established a new virtual office in Arcadia, California. The new arrangement is on a month-to-month basis at a cost of $200 per month. As of September 30, 2023, the Company has no material commitments under operating leases.

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