Form 10-Q
period 2023-12-31
Genufood Energy Enzymes Corp.
filed 2024-02-20
CIK 1510518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 808,900,041 shares as of February 15, 2024

GENUFOOD ENERGY ENZYMES CORP.

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2023

i

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2023	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$19,617	$125,924
Prepayment	8,000	8,187
Total Current Assets	27,617	134,111

Equipment	96,142	67,451

Total Assets	$123,759	$201,562

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$111,849	$100,849
Accrued expenses	37	37
Due to related parties	4,437	14,730
Total Current Liabilities	116,323	115,616

Commitment and contingencies (Note 8)	32,976	32,226

Stockholders’ (Deficit) Equity
Common stock: $0.001 par value; 10,000,000,000 shares authorized; 808,900,041 shares issued and outstanding as of December 31, 2023 and September 30, 2023	808,900	808,900
Additional paid-in capital	17,008,342	16,989,592
Discount on common stock	(7,241,581)	(7,241,581)
Accumulated deficit	(10,601,201)	(10,503,191)
Total Stockholders’ (Deficit) Equity	(25,540)	53,720

Total Liabilities and Stockholders’ (Deficit) Equity	$123,759	$201,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended December 31,
	2023	2022
		(Restated)
Revenue	$-	$-

Operating expenses
General and administrative expenses	95,616	148,995
Total operating expenses	95,616	148,995

Loss from operations	(95,616)	(148,995)

Other income (expense)
Interest expense	(44)	-
Foreign currency loss	-	(43)
Other non-operating income (expenses), net	(750)	(750)
Total other (expense) income	(794)	(793)

Loss before income taxes	(96,410)	(149,788)

Provision for income taxes	1,600	-

Net loss	(98,010)	(149,788)

Other comprehensive income (loss)
Foreign currency transaction adjustment	-	(85)

Comprehensive loss	$(98,010)	$(149,873)

Loss per share of common stock - basic and diluted	*	*

Weighted average shares outstanding - basic and diluted	808,900,041	299,686,921

*	Less than $0.01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOILDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

						Accumulated
	Common Stock		Additional	Discount on		Other	Total
	Number of		Paid-in-	common	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Capital	stock	Deficit	Income (loss)	Equity
Balance at September 30, 2023	808,900,041	$808,900	$16,989,592	$(7,241,581)	$(10,503,191)	$-	$53,720
Stock-based compensation	-	-	18,750	-	-	-	18,750
Net Loss	-	-	-	-	(98,010)	-	(98,010)
Balance at December 31, 2023	808,900,041	$808,900	$17,008,342	$(7,241,581)	$(10,601,201)	$-	$(25,540)

						Accumulated
	Common Stock		Additional	Discount on		Other	Total
	Number of		Paid-in-	common	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Capital	stock	Deficit	Income (loss)	Equity
Balance at September 30, 2022 (restated)	299,686,921	$299,687	$16,927,592	$(7,241,581)	$(9,875,489)	$(193,558)	$(83,349)
Stock-based compensation (restated)	-	-	18,750	-	-	-	18,750
Foreign currency translation	-	-	-	-	-	(85)	(85)
Net loss (restated)	-	-	-	-	(149,788)	-	(149,788)
Balance at December 31, 2022 (restated)	299,686,921	$299,687	$16,946,342	$(7,241,581)	$(10,025,277)	$(193,643)	$(214,472)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENUFOOD ENERGY ENZYMES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2023	2022
		(Restated)
Cash Flows from Operating Activities
Net loss	$(98,010)	$(149,788)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	18,750	18,750
Change in operating assets and liabilities
Prepayment	187	7,836
Accounts payable	11,000	17,401
Due to related parties	(10,293)	30,182
Commitment and contingencies	750	750
Net cash used in operating activities	(77,616)	(74,869)

Cash Flows from Investing Activities
Purchase of equipment	(28,691)	(15,005)
Net cash used in investing activities	(28,691)	(15,005)

Net decrease in cash and cash equivalents	(106,307)	(89,874)

Cash and cash equivalents, beginning of period	125,924	136,400

Cash and cash equivalents, end of period	$19,617	$46,526

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$1,600	$-

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

Since its inception, the Company has always been in the development stage and never generated significant revenues. The Company is currently developing business in Electric Vehicle Charge station. The Company has engaged in business agreements and development with various parties. The Company has initiated its electric vehicle charging station business.

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

As of December 31, 2023, the Company has two sites under construction for charging stations and three sites under planning.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending September 30, 2024. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. As of December 31, 2023 and September 30, 2023, the Company did not have cash equivalents.

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

For financial reporting purposes, the financial statements of the Company’s Singapore subsidiary, which are prepared using the SGD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date, which was 0.6970 as of September 30, 2022. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. The 0.7214 average exchange rates were used to translate revenues and expenses for the three months ended December 31, 2022. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficit.

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. There were no potential dilutive debt or equity instruments issued and outstanding at any time during the three months ended December 31, 2023 and 2022.

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

There were no current and deferred income tax provision recorded for the three months ended December 31, 2023 and 2022 since the Company has recurring losses.

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

NOTE 3 – GOING CONCERN

As of December 31, 2023 and September 30, 2023, the Company had an accumulated deficit of $10,601,201 and $10,503,191, respectively. To date, the Company’s cash flow requirements have been primarily met through proceeds received from sales of its common stock. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The Company received $362,000 from private placement during the year ended September 30, 2023. The proceeds have been used for operation expenses. Management is currently seeking additional funds for future operation.

NOTE 4 – EQUIPMENT

As of December 31, 2023 and September 30, 2023 the Company had equipment of $96,142 and $67,451, respectively, consisting of equipment to be installed at its electric vehicle charging stations and related installation costs.

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

Stock Options

On July 15, 2022, the CEO, David Tang, was granted 15,000,000 options to purchase shares at $0.01 per share. As of December 31, 2023, total options granted was 15,000,000 and 5,312,500 was vested. This option will be subject to a vesting schedule providing for twenty-five percent (25%) vesting after the first twelve (12) months of employment and monthly vesting as to the remaining seventy-five percent (75%) of the shares over the following thirty-six (36) months after the first anniversary of the employment commencement date. These stock options are exercisable over a maximum period of 10 years from the grant date. The weighted average grant date fair value of options granted during the year ended September 30, 2022 was $0.02.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair value of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $18,750 and $18,750, respectively, which was included in the general and administrative expenses in the consolidated statements of operations for the three months ended December 31, 2023 and 2022.

The fair value of the stock options listed above was determined using the Black-Scholes option pricing model with the following assumptions:

December 31, 2023
Risk-free interest rate	2.99%
Expected term	6.08 years
Expected volatility	379.35%
Expected dividend yield	0%

The following is a summary of the option activity for the three months ended December 31, 2023:

Options	Number of Underlying Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at October 1, 2023	15,000,000	$0.01	–	$–
Granted	–	$–	–	$–
Exercised	–	$–	–	$–
Forfeited or expired	–	$–	–	$–
Outstanding at December 31, 2023	15,000,000	$0.01	8.5	$–
Vested and expected to vest as of December 31, 2023	15,000,000	$0.01	8.5	$–
Exercisable at December 31, 2023	5,312,500	$0.01	8.5	$–

As of December 31, 2023, unrecognized total compensation cost associated with these options was $190,428. This expense is expected to be recognized over a weighted-average period of 2.54 years.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Parties

Name of related parties	Relationship with the Company
Yi Lung (Oliver) Lin	Principal shareholder
Jui Pin (John) Lin	Principal shareholder, Chairman of the Board, President, and Director
Jia Tian (Jeffery) Lin	Former Chief Executive Officer
Wen-Piao (Jack) Lai	Director
Shao-Cheng (Will) Wang	Former Chief Financial Officer
Kuang Ming (James) Tsai	Director and Chief Financial Officer
Hsin-Ta (Darren) Su	Director, Treasurer
Hui-Chuan (Sandra) Lin	Director and Secretary, daughter of Jui Pin (John) Lin
David Tang	Chief Executive Officer

Due to Related Parties

The Company’s due to related parties balances are as follows:

	December 31, 2023	September 30, 2023
Hsin-Ta (Darren) Su	$1,496	$707
David Tang	2,941	14,023
Total	$4,437	$14,730

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

During the fiscal year ended September 30, 2021, the IRS imposed a $25,000 penalty on the Company for failure to file Form 5472, Information Return of a 25% Foreign-Owned U.S. Corporation or a Foreign Corporation Engaged in a U.S. Trade or Business, for the year ended September 30, 2020. The Company has engaged an outside professional advisor to seek for forgiveness of the penalty and interest thereon in the amount of $7,976, for a total of $32,976, which was still pending as of December 31, 2023.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company terminated its previous virtual office agreement in Los Angeles, California and has established a new virtual office in Arcadia, California. The new arrangement is on a month-to-month basis at a cost of $200 per month. As of December 31, 2023, the Company has no material commitments under operating leases.

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

As of February 13, 2023, the Company has received the finalized site plans and electrical diagrams from the architectural firm and electrical engineers for 2 sites. The Company has also received permission from the site owners to proceed with the charging station construction permit applications with the local municipalities. The Company expects to install up to a total of 10 charging units for the first two sites and expects to have them operational in early 2024.

Results of Operations

Three Months Ended December 31, 2023 compared to the Three Months Ended December 31, 2022

Revenues

We did not generate any revenues during the three months ended December 31, 2023 and 2022.

Operating Expenses

We incurred total operating expenses of $95,616 and $148,995 for the three months ended December 31, 2023 and 2022, respectively. Our operating expenses consist of business development expenses, legal fees, other professional fees, payroll expenses, stock-based compensation, rent, bank charges, and transfer agent fees. The decrease in operating expenses for the three months ended December 31, 2023 compared to the same period ended in 2022 was primarily due to decrease in payroll expenses.

Other expense

During the three months ended December 31, 2023, we incurred $794 other expenses mainly due to interest incurred for unpaid penalty from IRS. During the three months ended December 31, 2022, we incurred $793 other expenses mainly due to interest incurred for unpaid penalty from IRS.

Net Loss

As a result of the above, our net loss decreased from $149,788 in the three months ended December 31, 2022 to $98,010 in the same period ended in 2023.

Liquidity and Capital Resources

Working Capital

	December 31,	September 30,
	2023	2023
Current Assets	$27,617	$134,111
Current Liabilities	116,323	115,616
Working Capital (Deficit)	$(88,706)	$18,495

As of December 31, 2023, we had current assets of $27,617 and a working capital deficit of $88,706. In comparison, as of September 30, 2023, we had current assets of $134,111 and a working capital surplus of $18,495.

We had $116,323 in total current liabilities as of December 31, 2023, consisting of $111,849 in accounts payable, $37 in accrued expenses, and $4,437 due to related parties. This is compared to total current liabilities of $115,616 in total current liabilities as of September 30, 2023, consisting of $100,849 in accounts payable, $37 in accrued expenses, and $14,730 in due to related parties. The decrease in due to related parties was primarily due to unpaid compensation to officers and directors repaid.

We had total stockholders’ deficit of $25,540 and an accumulated deficit of $10,601,201 as of December 31, 2023. In comparison, we had a total stockholders’ equity of $53,720 and an accumulated deficit of $10,503,191 as of September 30, 2023.

Cash Flows

	Three months ended December 31, 2023	Three months ended December 31, 2022
Cash flows used in operating activities	$(77,616)	$(74,869)
Cash flows used in investing activities	(28,691)	(15,005)
Cash flows provided by financing activities	-	-
Effect of exchange rate changes on cash	-	-
Net decrease in cash during period	$(106,307)	$(89,874)

During the three months ended December 31, 2023, we used $77,616 of cash in operating activities which was attributable primarily to our net loss of $98,010 offset by stock-based compensation, and change in operating assets and liabilities of $20,394. In comparison, during the three months ended December 31, 2022, we used $74,869 of cash in operating activities which was attributable primarily to our net loss of $149,788 offset by stock-based compensation and change in operating assets and liabilities of $74,919.

During the three months ended December 31, 2023, we used $28,691 of cash investing activity in purchase of equipment. During the three months ended December 31, 2022, we used $15,005 of cash investing activity in purchase of equipment.

During the three months ended December 31, 2023 and 2022, we did not have any financing activity.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we had not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. As of December 31, 2023, we had not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, as of December 31, 2023, we had not had any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. As of December 31, 2023, we had not had any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. For the three months ended December 31, 2023, and 2022, no significant estimates and assumptions have been made in the condensed consolidated financial statements. The following are some of the critical accounting policies in relation to the preparation of the condensed consolidated financial statements. For a full summary of our critical accounting policies, please refer to Note 2 to the Consolidated Financial Statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 and identified the following material weaknesses:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses in internal control over financial reporting identified above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023, based on the criteria set forth in “Internal Control-Integrated Framework” issued by COSO.

Due to the nature of the material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected. The material weaknesses identified above either individually or in aggregation did not result in any identified misstatements or errors in the Company’s condensed consolidated financial statements at and for the three-month period ended December 31, 2023.

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

GENUFOOD ENERGY ENZYMES CORP.

Date: February 20, 2024	By:	/s/ David Tang
David Tang
Chief Executive Officer

	By:	/s/ Kuang Ming (James) Tsai
Kuang Ming (James) Tsai
Director, Chief Financial Officer